Form 10QSB
period 2004-03-31
CARTOON ACQUISITION, INC.
filed 2005-10-24
CIK 1265869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 www.sec.gov

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004 Commission File Number: 000-50411

CARTOON ACQUISITION, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0269287
(State of Incorporation)	(I.R.S. Employer Identification Number)

Suite 900 14 Franklin Street Rochester, New York 14604 (Address of Principal Executive Offices) (585) 495-6907 (Registrant's Telephone Number, including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (2)X No (1)X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section12, 13 or15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, par value $ 0.0001 per share, 1 Share

Transitional Small Business Disclosure Format (Check one): Yes No X

PART I – FINANCIAL INFORMATION

     Certain statements contained in this Quarterly Report on Form 10-QSB (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers to not place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the Securities and Exchange Commission (the "Commission"), which includes this Report, and all amendments hereof.

Item 1. Financial Statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions on Form 10-QSB (applicable to non-asset-backed, small business issuers), and, therefore, do not include all of the information and footnotes that may be necessary for a complete presentation and evaluation of the Registrant's financial position, results of operations, cash flows and stockholders' deficit, in conformity with generally accepted accounting principles. In the opinion of the Registrant's senior executive management, all adjustments considered necessary for a fair presentation of the results of operation and financial position of the Registrant have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

CARTOON ACQUISITION, INC. (A Development Stage Company) Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2004
(unaudited) and December 31, 2003	F-2

Statements of Operations for the three
months ended March 31, 2004 and
for the period September 25, 2003
(date of inception) to March 31, 2004
(unaudited)	F-3

Statements of Cash Flows for the three
months ended March 31, 2004 and
for the period September 25, 2003
(date of inception) to March 31, 2004
(unaudited)	F-4

Notes to Financial Statements	F-5

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2004	2003

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	200	-

Total current assets	200	-

Other assets	-	-

Total assets	$200	$-

Liabilities and Stockholder's Equity
(Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$-	$60

Total current liabilities	-	60

Other liabilities	-	-

Total liabilities	-	60

Stockholder's equity (deficiency):
Preferred stock, $.0001 par value; 20,000,000
shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000
shares
authorized, 1 share issued and outstanding	-	-
Additional paid-in capital	399	124
Deficit accumulated during the development
stage	(199)	(184)

Total stockholder's equity (deficiency)	200	(60)

Total liabilities and stockholder's equity
(deficiency)	$200	$-

See notes to financial statements.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Statements of Operations
	(Unaudited)

		Cumulative During
	Three	the Development
	Months Ended	Stage
		(September 25, 2003
	March 31,	to

	2004	March 31, 2004)

Revenues	$-	$-

Expenses:
General and administrative	15	199

Total expenses	15	199

Net loss	$(15)	$(199)

Net loss per share, basic and diluted	$(15.00)

Weighted average number of common
shares outstanding, basic and diluted	1

See Notes to Financial Statements.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative During
	Three Months	the Development
	Ended	Stage
		(September 25, 2003
	March 31,	to
	2004	March 31, 2004)

Cash flows from operating activities:
Net loss	$(15)	$(199)
Services rendered for common stock	-	124
Changes in operating assets and liabilities:
Prepaid expense	(200)	(200)
Accounts payable and accrued expenses	(60)	-

Net cash provided by (used in) operating activities	(275)	(275)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Company expenditure paid by
Company attorney	275	275

Net cash provided by (used in)
financing activities	275	275

Net increase (decrease) in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2004 and
For the Period September 25, 2003 (Inception)
to March 31, 2004 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and for the period September 25, 2003 (inception) to March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the periods ended March 31, 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period September 25, 2003 (inception) to December 31, 2003 as included in our report on Form 10-KSB.

NOTE 2 – ORGANIZATION

Cartoon Acquisition, Inc. (the “Company”) was incorporated in the State of Delaware on September 25, 2003. The Company has no products or services; the Company is seeking a business to merge with or acquire.

On May 4, 2004, the Company effected a reverse stock split of 1 share for each 1,240,000 shares held, thereby decreasing the number of issued and outstanding common shares from 1,240,000 to 1. All references to shares and per share amounts in the accompanying financial statements have been presented to retroactively reflect this reverse split.

NOTE 3 – BASIS OF PRESENTATION

The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts and filing a Registration Statement on Form 10-SB with the Securities and Exchange Commission ("SEC").

F5

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2004 and
For the Period September 25, 2003 (Inception)
to March 31, 2004 (Unaudited)

At March 31, 2004, the Company had working capital and stockholder’s equity of $200. For the period September 25, 2003 (inception) to March 31, 2004, the Company incurred net losses of $199. Further, the Company failed to timely file periodic reports with the SEC subsequent to its filing of its Registration Statement on Form 10-SB on October 3, 2003. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDER’S EQUITY

In September 2003, the Company issued 1 share of its common stock to its sole officer and director for services valued at $124.

In March 2004, the Company’s attorney paid a $275 expenditure on behalf of the Company. The Company has reflected this expenditure as an increase in additional paid-in capital.

NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At March 31, 2004, deferred tax assets consist of:
Net operating loss carryforward	$68
Less valuation allowance	(68)
Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $68 attributable to the future utilization of the $199 net operating loss carryforward as of March 31, 2004 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2023 and 2024 in the amounts of $184 and $15, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

F6

CARTOON ACQUISITION, INC.

(A Development Stage Company)

 Notes to Financial Statements For the Three Months Ended March 31, 2004

 and For the Period September 25, 2003 (Inception) to March 31, 2004 (Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

On May 14, 2004, the Company’s sole stockholder, officer and director resigned as officer and director and one of the Company’s attorneys was elected sole officer and director. Also, on May 14, 2004, the Company’s new sole officer and director acquired 200,000 shares of common stock from the Company for $20.

On January 25, 2005, the Company’s sole officer and director resigned as officer and director and sold 185,000 of the 200,000 shares of Company common stock owned by him to an unrelated third party for a promissory note in the amount of $100,000. This promissory note does not bear interest, is due on or before August 24, 2005, and is secured by the 185,000 shares of Company common stock.

F7

Item 2. Management’s Discussion and Analysis or Plan of Operations.

     Some of the statements made in Part I, Item 2 of this Report may be deemed to be "forward-looking" statements, as that term is defined in Section 27A of the Securities Act of 1933 (15 U.S.C. 77z-2) and in Section 21E of the Securities Exchange Act of 1934 (15 U.S.C. 78u-5), which are referred to as "statutory safe harbor" provisions. Forward-looking statements are not historical facts; rather, forward-looking statements are based upon the opinions and estimates of the Company's management at the time such statements are made. Every forward-looking statement is subject to inherent risks and uncertainties that could cause the actual results to differ materially from the plans, projections, or expectations expressed or implied by such statement at the time the statement was made. The Company cautions the public not to place undue influence on these forward-looking statements, which speak only as of the date they were made and may not have been updated in further filings, schedules, or reports required to be filed with the Commission, or with any other body government.

     Certain statements contained in this section of this Report may infer an impression of optimism about the Company's beliefs and expectations, expressed through words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "contemplates", "prospective", "attempt", "proposed", and similar expressions or terms identify forward looking statements.

     The Company was formed to identify and effect a business combination with a qualified entity. A combination will normally take the form of a merger, stock-for-stock exchange, or stock-for-assets exchange (the "business combination"). Historically, in most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

     Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Moreover, any acquisition by a qualified business combination, or otherwise, would require the Company to enter into one or more material agreements, and, more likely that not, would impose significant fiscal and performance obligations on the Company, all of which would be required to be reported by the Company to the Commission.

Item 3. Controls and Procedures.

     Some of the statements made in Part I, Item 3 of this Report may be deemed to be "forward-looking" statements, as that term is defined in Section 27A of the Securities Act of 1933 (15 U.S.C. 77z-2) and in Section 21E of the Securities Exchange Act of 1934 (15 U.S.C. 78u-5), which are referred to as "statutory safe harbor" provisions. Forward-looking statements are not historical facts; rather, forward-looking statements are based upon the opinions and estimates of the Company's management at the time such statements are made. Every forward-looking statement is subject to inherent risks and uncertainties that could cause the actual results to differ materially from the plans, projections, or expectations expressed or implied by such statement at the time the statement was made. The Company cautions the public not to place undue influence on these forward-looking statements, which speak only as of the date they were made and may not have been updated in further filings, schedules, or reports required to be filed with the Commission, or with any other body government.

     Certain statements contained in this section of this Report may infer an impression of optimism about the Company's beliefs and expectations, expressed through words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "contemplates", "prospective", "attempt", "proposed", and similar expressions or terms identify forward looking statements.

     The Company (or the "Registrant") has one class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"); namely, the Company's common stock, par value $0.0001 per share. The Company is not an "asset-backed" issuer, as that term is defined in 17 CFR 229.1101. Also, the Company does not have any securities registered, nor any offering pending or contemplated, under the Securities Act of 1933 or the Investment Company Act of 1940 with the Commission.

     Prior to the actual filing date hereof, the Registrant did fail to timely file all of its reports to the Commission, which were required to be filed by the Registrant pursuant to section 13(a) or section 15(d) of the Exchange Act. The Registrant attributes its delinquency in that regard to (a) extreme limitations on its fiscal capabilities due to its lack of development and engagement in an ongoing business enterprise (and, further in that extent, because the Registrant was incapable of securing capital or credit accommodations to permit it to conduct its operations), (b) unpredictability with regard to its senior executive management's capability to have performed its duties on a full-time or part-time basis in order to properly have administered its affairs (to include the Company's incapability to hire and retain qualified support and technical personnel), and (c) the Registrant's inability to effectively (without undue effort and/or unreasonable expense) gather, assemble, prepare, and disseminate the required information.

     On or about January 25, 2005, with the principal objective of aggressively pursuing the Company's development, Randolph S. Hudson purchased approximately 92.5% of the Registrant's common voting equity securities from James W. Margulies under a private securities transaction. Although Mr. Hudson's administration of the Company has been plagued by many of the same obstacles and circumstances as were experienced by the Company's prior management and shareholders (surrounding the Company's delinquent reporting and tardy development), it was and remains Mr. Hudson's principal objectives to (a) timely remedy the Registrant's delinquent filings with the Commission and (b) immediately undertake his aggressive pursuit to develop the Company.

     In addition to the Company's dilemmas, from the date the Company was required to file its initial reports, the Federal legislature has adopted, revised, or amended certain Federal securities laws, which the Commission is actively enforcing in order to prevent acts of frauds that were demonstrated by some of this nation's largest companies, which, in turn, caused great harm and financial loss the investing public. Some of these laws contained in the Code of Federal Regulations, include the Sarbanes-Oxley Act of 2002, Regulation S-X (which governs accounting issues applicable to reporting companies), the strict rules applicable to the Public Company Accounting Oversight Board (the "PCAOB", which governs the Company's non-certifying and certifying accountants), and a host of other changes to those laws and to the U. S. Code applicable to securities and commodities markets. All of the government's actions, and, of primary concern - all of the more stringent and more actively policies of the Commission, have created significant new reporting impositions on public companies to improve financial accounting, corporate reporting, and personal accountability by a public company's senior executive officers.

     Consequently, prior to Mr. Hudson's purchase of that certain percentage of the Company's stock (as was briefly described hereinabove, and which was previously reported by Mr. Hudson on this Schedule 13D filing), and, for the other reasons set forth hereinabove, the Company did not have adequate, or had minimal, disclosure controls and procedures in place. Historically, in times past, a Company's system of "checks and balances" would have been routinely handles by its certifying accountant; however, because the Company was not actively engaged in its operations, and for the other reasons mentioned hereinabove, the Company's then certifying accountant was neither reviewing nor preparing the Company's statements of financial conditions.

     Fortunately, because the Company has been dormant, in the opinion of the Company's present Chief Executive Officer (who is also the Company's Chief Financial Officer) the Company's lack or exercise of disclosure controls and procedures did not cause any material effect on any information, which was either prepared then or that is being prepared and submitted on this date.

     In conclusion of the aforesaid statements, prior to January 25, 2005, in respect of the controls and procedures promulgated by 17 CFR 240.13a -15 and 17 CFR 240.15d -15:

1.	The Company did not have adequate internal control over financial reporting (as defined in 17 CFR 240.13a-15); and

2.	In the absence of full-time senior executive management, the Company was unable to effectively evaluate the effectiveness by its senior executive management of its controls and procedures for what was to have been its quarterly report for this period, on the date this report was originally due to have been filed.

     Presently (the date on which this Report was actually filed), the Company's Chief Executive Officer, Randolph S. Hudson, has established full disclosure controls and procedures. Some of these remedies include the purchase of professional internal accounting software that operates with multiple systems of entry that "check and cross-check" entries and the engagement of a PCAOB-qualified accountant to perform non-certified compilations, prior to delivering his results to the Company's PCAOB-qualified certifying accountant.

     With specific regard to internal control over financial reporting by the Registrant and by the Registrant's senior executive officers pursuant to the sub-sections enumerated in 17 CFR 228.308: (a) The Company has at all times maintained adequate financial and non-financial records, which fairly and accurately reflect the dispositions of the assets of the Company, (b) the Company has at all times been able to provide more than reasonable assurances that any such financial statements were capable of being prepared under generally accepted accounting principles and that the receipts and expenditure of the

Company were being made only in accordance with the authorizations of the senior executive management and by the Company's Board of Directors, and (c) the Company has at all times been able to provide reasonable assurances regarding the prevention or timely detection of any unauthorized acquisition, use, or disposition of the Company's assets, any of which could have caused a material effect on the Company's financial statements.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities
The information required by Item 2 of Part II of this Report is not applicable.

Item 3. Defaults upon Senior Securities
The information required by Item 3 of Part II of this Report is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The information required by this Item 4 of Part II of this Report is not applicable.

Item 5. Other Information

     Some of the statements made in Item 8.01 of this Report may be deemed to be "forward-looking statements", as that term is defined in Section 27A of the Securities Act of 1933 (15 U.S.C. 77z-2) and in Section 21E of the Securities Exchange Act of 1934 (15 U.S.C. 78u-5), which are referred to as "statutory safe harbor" provisions. Forward-looking statements are not historical facts; rather, forward-looking statements are based upon the opinions and estimates of the Registrant's management at the time such statements are made. Every forward-looking statement is subject to inherent risks and uncertainties that could cause the actual results to differ materially from the plans, projections, or expectations expressed or implied by such statement at the time the statement was made. The Registrant cautions the public not to place undue influence on these forward-looking statements, which speak only as of the date they were made and may not have been updated in further filings, schedules, or reports required to be filed with the Commission, or with any other body government.

     Certain statements contained in this section of this Report may infer an impression of optimism about the Registrant's beliefs and expectations, expressed through words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "contemplates", "prospective", "attempt", "proposed", and similar expressions or terms identify forward looking statements.

A. NOTIFICATION OF PROSPECTIVE RISK TO SHAREHOLDERS OF THE REGISTRANT.

     Due to certain administrative impediments that were encountered by the Registrant to prepare and to have timely filed this Report with the Commission (chiefly, that of a temporary financial hardship endured by the Registrant), the Registrant does hereby notify its shareholders: Depending on the

Commission's view of the Registrant's late filing hereof, the Commission may notify the Registrant of its disapproval and may notice the Registrant, or, may impose a fine or other penalty against the Registrant or against the Registrant's Chief Executive Officer for said late filing.

     The imposition of any fine or penalty would cause a material adverse effect on the Registrant's current and future financial condition; and, any formal censure would impede the Registrant's contemplated and orderly future organization and development.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

There are no reports required to be filed with this Report.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By Order of the Board of Directors: CARTOON ACQUISITION, INC.

RANDOLPH S. HUDSON Chief Executive Officer Chief Financial Officer