Form 10QSB
period 2004-06-30
CARTOON ACQUISITION, INC.
filed 2005-10-24
CIK 1265869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 www.sec.gov

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004 Commission File Number: 000-50411

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

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions on Form 10-QSB (applicable to non-asset-backed, small business issuers), and, therefore, do not include all of the information and footnotes that may be necessary for a complete presentation and evaluation of the Registrant's financial position, results of operations, cash flows and stockholders' deficit, in conformity with generally accepted accounting principles. In the opinion of the Registrant's senior executive management, all adjustments considered necessary for a fair presentation of the results of operation and financial position of the Registrant have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

CARTOON ACQUISITION, INC. (A Development Stage Company) Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2004
(unaudited) and December 31, 2003	F-2

Statements of Operations for the three
and six months ended June 30, 2004
and for the period September 25, 2003
(date of inception) to June 30, 2004
(unaudited)	F-3

Statements of Cash Flows for the six
months ended June 30, 2004 and
for the period September 25, 2003
(date of inception) to June 30, 2004
(unaudited)	F-4

Notes to Financial Statements	F-5

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2004	2003

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	185	-

Total current assets	185	-

Other assets	-	-

Total assets	$185	$-

Liabilities and Stockholders' Equity
(Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$25	$60

Total current liabilities	25	60

Other liabilities	-	-

Total liabilities	25	60

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 20,000,000
shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000
shares
authorized, issued and outstanding 200,001
and 1 shares, respectively	20	-

Additional paid-in capital	399	124
Deficit accumulated during the development
stage	(259)	(184)

Total stockholders' equity (deficiency)	160	(60)

Total liabilities and stockholders' equity
(deficiency)	$185	$-

See Notes to Financial Statements.

	CARTOON ACQUISITION, INC.
	(A Development Stage Company)
	Statements of Operations
	(Unaudited)

			Cumulative
			During the
	Six	Three
	Months	Months	Development
	Ended	Ended	Stage
	June 30,	June 30,	(September 25, 2003
	2004	2004	to June 30, 2004)

Revenues	$-	$-	$-

Expenses:
General and administrative	75	60	259

Total expenses	75	60	259

Net loss	$(75)	$(60)	$(259)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	50,001	100,000

See Notes to Financial Statements.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six
	Months	Cumulative During
	Ended	the Development Stage
	June 30,	(September 25, 2003 to
	2004	June 30, 2004)

Cash flows from operating activities:
Net loss	$(75)	$(259)
Services rendered for common stock	20	144
Changes in operating assets and liabilities:
Prepaid expense	(185)	(185)
Accounts payable and accrued expenses	(35)	25

Net cash provided by (used in) operating activities	(275)	(275)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Company expenditure paid by
Company attorney	275	275

Net cash provided by (used in)
financing activities	275	275

Net increase (decrease) in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CARTOON ACQUISITION, INC. (A Development Stage Company) Notes to Financial Statements

For the Three and Six Months Ended June 30, 2004 and For the Period September 25, 2003 (Inception) to June 30, 2004 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and for the period September 25, 2003 (inception) to June 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three month and six month periods ended June 30, 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

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

NOTE 3 – BASIS OF PRESENTATION

The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts and filing a Registration Statement on Form 10-SB with the Securities and Exchange Commission (“SEC”).

At June 30, 2004, the Company had working capital and stockholders’ equity of $160. For the period September 25, 2003 (inception) to June 30, 2004, the Company incurred net losses of $259. Further, the Company failed to timely file periodic reports with the SEC subsequent to its filing of its Registration Statement on Form 10-SB on October 3, 2003. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDER’S EQUITY

In September 2003, the Company issued 1 share of its common stock to its sole officer and director for services valued at $124.

In March 2004, the Company’s attorney paid a $275 expenditure on behalf of the Company. The Company has reflected this expenditure as an increase in additional paid-in capital.

On May 14, 2004, the Company’s sole stockholder, officer and director resigned as officer and director and the Company’s attorney was elected sole officer and director. Also, on May 14, 2004, the Company’s new sole officer and director acquired 200,000 shares of common stock from the Company for services valued at $20.

NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At June 30, 2004, deferred tax assets consist of:
Net operating loss carryforward	$88
Less valuation allowance	(88)
Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $88 attributable to the future utilization of the $259 net operating loss carryforward as of June 30, 2004 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward expires in years 2023 and 2024 in the amounts of $184 and $75, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 – SUBSEQUENT EVENTS

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

During the period being reported herein, the Company is not a party to any legal action or proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by Item 2 of Part II of Form 10-QSB is not applicable to this Report.

Item 3. Defaults upon Senior Securities.

The information required by Item 3 of Part II of Form 10-QSB is not applicable to this Report.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective at the close of business on May 14, 2004, Cartoon Acquisition, Inc. (the "Company") has implemented a reverse stock split by converting each block of 1,240,000 shares of its common stock, par value $.0001 per share (the "Common Stock"), issued and outstanding as of such date into one share of Common Stock.

The Company's sole director and sole stockholder approved the reverse stock split on May 14, 2004. The Company has implemented the reverse stock split at the ratio of 1-for-1,240,000, causing each outstanding block of 1,240,000 shares of the Common Stock to automatically convert into one share of Common Stock and reducing the number of shares of Common Stock outstanding from approximately 1,240,000 to one. The par value of the Company's Common Stock will remain at $.0001 per share and the number of authorized shares will remain at 100,000,000 shares of Common Stock.

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

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits

With the single exception of the Company's Form 8-K Report disclosed and annexed as an exhibit to Item 6(b) and disclosed hereinbelow, there are no exhibits being filed with this Report.

99.1 Form 8-K Current Report, dated May 18, 2004

(b) Reports on Form 8-K.

There was one report on Form 8-K filed by the Company during the subject period being reported on this Form 10-QSB.

In this regard, the Company must acknowledge the facsimile that is being annexed to this Report is a representative copy, which the Company obtained from other than its original sources; however, the Registrant's Chief Executive Officer certifies the exhibit to be a true, correct, and complete copy in every respect.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By Order of the Board of Directors: CARTOON ACQUISITION, INC.

RANDOLPH S. HUDSON Chief Executive Officer Chief Financial Officer