Form 10QSB
period 2004-09-30
CARTOON ACQUISITION, INC.
filed 2005-10-31
CIK 1265869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 www.sec.gov

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004 Commission File Number: 000-50411

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

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions on Form 10-QSB (applicable to non-asset-backed, small business issuers), and, therefore, do not include all of the information and footnotes that may be necessary for a complete presentation and evaluation of the Registrant's financial position, results of operations, cash flows and stockholders' deficit, in conformity with generally accepted accounting principles. In the opinion of the Registrant's senior executive management, all adjustments considered necessary for a fair presentation of the results of operation and financial position of the Registrant have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

CARTOON ACQUISITION, INC. (A Development Stage Company) Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of September 30, 2004
(unaudited) and December 31, 2003	F-2

Statements of Operations for the three
and nine months ended September 30, 2004
and for the period September 25, 2003
(date of inception) to September 30, 2004
(unaudited)	F-3

Statements of Cash Flows for the nine
months ended September 30, 2004 and
for the period September 25, 2003
(date of inception) to September 30, 2004
(unaudited)	F-4

Notes to Financial Statements	F-5

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Balance Sheets

		December
	September 30,	31,
	2004	2003

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	170	-

Total current assets	170	-

Other assets	-	-

Total assets	$170	$-

Liabilities and Stockholders' Equity
(Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$38	$60

Total current liabilities	38	60

Other liabilities	-	-

Total liabilities	38	60

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 20,000,000
shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000
shares
authorized, issued and outstanding 200,001
and 1 shares, respectively	20	-
Additional paid-in capital	399	124

Deficit accumulated during the development
stage	(287)	(184)

Total stockholders' equity (deficiency)	132	(60)

Total liabilities and stockholders' equity
(deficiency)	$170	$-

See Notes to Financial Statements.

	CARTOON ACQUISITION, INC.
	(A Development Stage Company)
	Statements of Operations
	(Unaudited)

			Cumulative
			During the
		Three
	Nine Months	Months	Development
	Ended	Ended	Stage
	September	September
	30,	30,	(September 25, 2003
			to September 30,
	2004	2004	2004)

Revenues	$-	$-	$-

Expenses:
General and administrative	103	28	287

Total expenses	103	28	287

Net loss	$(103)	$(28)	$(287)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	100,001	200,001

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months	Cumulative During
		the Development
	Ended	Stage
	September	(September 25, 2003
	30,	to
	2004	September 30, 2004)

Cash flows from operating activities:
Net loss	$(103)	$(287)
Services rendered for common stock	20	144
Changes in operating assets and liabilities:
Prepaid expense	(170)	(170)
Accounts payable and accrued expenses	(22)	38

Net cash provided by (used in) operating activities	(275)	(275)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Company expenditure paid by
Company attorney	275	275

Net cash provided by (used in)
financing activities	275	275

Net increase (decrease) in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

CARTOON ACQUISITION, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2004 and For the Period September 25, 2003 (Inception) to September 30, 2004 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and for the period September 25, 2003 (inception) to September 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

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

At September 30, 2004, the Company had working capital and stockholders’ equity of $132. For the period September 25, 2003 (inception) to September 30, 2004, the Company incurred net losses of $287. Further, the Company failed to timely file periodic reports with the SEC subsequent to its filing of its Registration Statement on Form 10-SB on October 3, 2003. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

NOTE 5 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At September 30, 2004, deferred tax assets consist of:
Net operating loss carryforward	$98
Less valuation allowance	(98)
Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $98 attributable to the future utilization of the $287 net operating loss carryforward as of September 30, 2004 will be realized. Accordingly, the

Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2023 and 2024 in the amounts of $184 and $103, respectively.

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

In conclusion of the aforesaid statements, prior to January 25, 2005, in respect of the controls and procedures promulgated by 17 CFR 240.13a -15 and 17 CFR 240.15d -15:

•	The Company did not have adequate internal control over financial reporting (as defined in 17 CFR 240.13a-15); and

•	In the absence of full-time senior executive management, the Company was unable to effectively evaluate the effectiveness by its senior executive management of its controls and procedures for what was to have been its quarterly report for this period, on the date this report was originally due to have been filed.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On or about July 2, 2004, then the Registrant's sole Director, James W. Margulies, adopted a corporate action by written consent in lieu of a meeting; whereby, he caused the Registrant to engage the firm of Liebman Goldberg & Drogin LLP as the Registrant's independent auditors, effective July 2, 2004.

This action was necessitated by the fact that the Registrant's previous certifying accountant, Berger, Apple & Associates Ltd. Of Beachwood, Ohio ("Berger Apple"), were dismissed because the firm was not registered in accordance with the Public Company Accounting Oversight Board ("PCAOB"), the registration of which is required by the Commission's rules and regulations.

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

A. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

MATERIALS INCORPORATED BY REFERENCE.

The Registrant, in reliance of the accurate information contained in that certain Form 8-K, dated July 2, 2004, incorporates all or part of the information contained in said Form 8-K herein by reference thereto.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

On or about July 2, 2005, the Registrant's certifying accountant, Berger, Apple & Associates Ltd., of Beachwood, Ohio ("Berger Apple"), formally confirmed the Registrant's statements made in that certain Form 8-K, dated July 2, 2004; whereby, the Registrant notified its certifying accountant of its dismissal because the Registrant's certifying accountant because Berger Apple was not registered with the Public Company Accounting Oversight Board ("PCAOB"), the registration with which is a requirement of the Commission's rules and regulations.

Berger Apple did not provide a report with respect to the financial statements for the year ended December 31, 2003. However, Berger Apple's report on the financial statements with respect to the period from inception to September 30, 2003, filed with the Registrant's Registration Statement on Form 10-SB, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. In addition, during the year ended December 31, 2003 and through July 2, 2004, there have been no disagreements with Berger Apple on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Berger Apple, would have caused it to make reference thereto in its report on the financial statements for such year.

Subsequently, the Registrant's sole director, by his action by written consent in lieu of a meeting, engaged Liebman Goldberg & Drogin LLP as the Registrant's certifying accountant, which was to have become effective on July 2, 2004. However, from the date of the Registrant's formation and organization in September 2003 and during the subsequent interim period prior to the engagement of Liebman Goldberg & Drogin LLP, the Registrant did not consult with Liebman Goldberg & Drogin LLP on any matter related to (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Registrant's financial statements, or (iii) any matter that was either the subject of a disagreement or a reportable event, and no report or advice, either oral or written, was received by the Registrant from Liebman Goldberg & Drogin LLP on any such matter.

SUBSEQUENT EVENTS PRESENTING CONFLICTING INFORMATION.

On or about April 5, 2005, the Registrant's Board of Directors approved the engagement of the accounting firm of Michael T. Studer, C. P. A., of Freeport, New York to serve as the Registrant's certifying accountant ("Studer"). Subsequently, the Registrant's principal shareholder performed a corporate action, which was adopted by the written consent of the holders of approximately 92.5% of the Registrant's common voting equity securities; whereby, he appointed Studer to serve as the Registrant's certifying accountant.

It was the understanding of the Registrant's principal shareholder, who acquired approximately 92.5% of the Registrant's common voting equity securities in a private securities transaction (which was heretofore reported on Schedule 13D and on Form 8-K), that the firm of Liebman Goldberg & Drogin LLP, albeit appointed to serve as the Registrant's certifying accountant, (i) never performed any work or services for the Registrant, (ii) was not owed money by the Registrant for the performance of any work or services, and (iii) was never formally engaged, as would customarily be evident by the execution and delivery by the Registrant of an engagement letter.

Therefore, the Registrant's new principal shareholder from January 25, 2005, Randolph S. Hudson, who also serves the Registrant as its sole director, in reliance of his examination of the information theretofore submitted to him for his review, did not consider the firm of Liebman Goldberg & Drogin LLP to actually have been engaged to serve as the Registrant's certifying accountant, as it did not perform any work or services for the Registrant.

The Registrant has been delinquent in its reporting obligations pursuant to section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), however, in any event, as subsequent reports and filings will demonstrate, the Registrant did not engage in any business activities that otherwise would cause the Registrant to rely on any opinion, or lack thereof, by Liebman Goldberg & Drogin LLP with respect to the Registrant's statements of financial condition during the period of that firm's alleged representation of the Registrant.

The Registrant must inform the Commission and the public: From the date when the Registrant's current principal shareholder, Randolph S. Hudson, acquired approximately 92.5% of the Registrant's common voting equity securities, Mr. Hudson's intention was and remains, among other things, to organize the Registrant's business and affairs and to remedy the Registrant's delinquent reporting obligations. In the process of accomplishing his objectives (as were previously reported on Schedule 13D), which, in turn, are the objectives of the Issuer, Mr. Hudson engaged Studer to perform the Registrant's delinquent and current accounting reports. (This event was to have been reported on a current report Form 8-K; however, the Registrant, as of the date hereof, has not filed that report, but it expects to file that report within 10 days from the date hereof.) In any case, it was Mr. Hudson's opinion that no resignation letter was required from Liebman Goldberg & Drogin LLP, because the firm did not actually perform any work or services for the Registrant.

Moreover, as the result of Mr. Hudson's efforts on behalf of the Registrant, with regard to remedying the Registrant's delinquent reports (and subsequent to his acquisition of approximately 92.5% of the Registrant's common stock), he was not in possession of the actual original letter to the Registrant from Berger Apple. Consequently, Mr. Hudson requested Berger Apple to provide the Registrant with (as it turns out, another) letter of resignation. However, the letter (which is annexed as an exhibit hereto) states that Berger Apple resigned as the Registrant's certifying accountant as of January 1, 2004; thus, the information the Registration provided to the Commission on Form 8-K, dated July 8, 2004, contradicts the new information contained in the letter that the Registrant is providing herewith.

In conclusion, it is the opinion of the Registrant's principal executive officer, this contradictory information is attributable to (1) Berger Apple's not having performed any accountancy services for the Registrant from the date of its registration statement on Form 10-SB, (2) the Registrant's new principal executive officer did not have full and complete original records of the Registrant from which to formulate his decision by asking Berger Apple to deliver a copy of its original letter of resignation, and (3) by the fact that Berger Apple - regardless of the actual date o its resignation -perform any work or services for the Registrant from the date that firm prepared the statements of financial condition which were delivered together with the Registrant's Registration Statement on Form 10-SB. Specifically, to that extent, although the Commission and the public may perceive contradictory thoughts resulting from the irregularities associated with the two Berger Apple letters of resignation discussed herein, from the perspective of the principal executive officer of the Registrant, Berger Apple's work for the Registrant was complete on September 30, 2003.

B. NOTIFICATION OF PROSPECTIVE RISK TO SHAREHOLDERS OF THE REGISTRANT.

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

99.1 Form 8-K Current Report, dated July 8, 2004

(b) Reports on Form 8-K.

There was one report on Form 8-K filed by the Company during the subject period being reported on this Form 10-QSB.

In this regard, the Company must acknowledge the facsimile of the Form 8-K that is being annexed to this Report is a representative copy, which the Company obtained from other than its original sources; moreover, the exhibit that accompanies the Form 8-K report is a facsimile of an EDGAR copy of the original document, as the Company was unable to locate the original copy; however, the Registrant's Chief Executive Officer certifies the exhibits to be true, correct, and complete copies of the original documents in every respect.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By Order of the Board of Directors: CARTOON ACQUISITION, INC.

RANDOLPH S. HUDSON Chief Executive Officer Chief Financial Officer