Form 10QSB/A
period 2004-03-31
CARTOON ACQUISITION, INC.
filed 2005-11-02
CIK 1265869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 www.sec.gov

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Amended Quarterly Report For the Quarterly Period Ended

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

APPLICABLE DISCLOSURES AND DISCLAIMERS.

This Report is an Amendment to the Quarterly Report for the period ended March 31, 2004 and filed with the U. S. Securities and Exchange Commission (the "Commission") on Form 10-QSB/A (this "Report") and contains summaries of the material terms of prospective plans of operation and the unaudited financial condition of the Registrant, which the Registrant believes to be accurate. Such summaries are qualified in their entirety by reference to any such documents. The Registrant has stated all of the material facts necessary for the Commission and the public to make an informed decision pertinent to the matters subject and to the disclosures herein by amendment made.

NOTICE OF EVENTS TO BE REPORTED AND TIME FOR FILING OF REPORT.

This Report contains information on the Registrant as of the date and for the period ended on the cover hereof, as amended.

MATERIALS INCORPORATED BY REFERENCE.

Prior to the filing of this Report by the Registrant, the Registrant filed certain information with the Commission under the cover of Form 10-QSB, for the period ended March 31, 2004 (which was filed on October 24, 2005), the information in which is the subject of this Report, as amended. The Registrant incorporates all or part of the information contained in said Form 10-QSB herein by reference thereto.

FURTHER UNDERTAKINGS.

The Registrant, for the events that occurred during the period described herein, further agrees (a) to timely file an amendment or amendments that reflect a change or changes in the facts or events that, individually or collectively, represent a fundamental change in the information contained in this Report on Form 10-QSB/A for the period in question, and (b) to include any other information that may be pertinent to the events described in this Report and obtained by the Registrant on a date beyond the date of this Report.

PART I – FINANCIAL INFORMATION

Certain statements contained in this Amended Quarterly Report for the Quarterly Period Ended March 31, 2004 on Form 10-QSB/A (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers to not place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the Securities and Exchange Commission (the "Commission"), which includes this Report, and all amendments hereof.

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

See notes to financial statements.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Statements of Operations
	(Unaudited)

	Three
	Months	Cumulative During
		the Development
	Ended	Stage
		(September 25, 2003
	March 31,	to

	2004	March 31, 2004)

Revenues	$-	$-

Expenses:
General and administrative	15	199

Total expenses	15	199

Net loss	$(15)	$(199)

Net loss per share, basic and diluted	$(15.00)

Weighted average number of common
shares outstanding, basic and diluted	1

See Notes to Financial Statements.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three
	Months	Cumulative During
		the Development
	Ended	Stage
		(September 25, 2003
	March 31,	to
	2004	March 31, 2004)

Cash flows from operating activities:
Net loss	$(15)	$(199)
Services rendered for common stock	-	124
Changes in operating assets and liabilities:
Prepaid expense	(200)	(200)
Accounts payable and accrued expenses	(60)	-

Net cash provided by (used in) operating activities	(275)	(275)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Company expenditure paid by
Company attorney	275	275

Net cash provided by (used in)
financing activities	275	275

Net increase (decrease) in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

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

A.	FORM 10-QSB REQUIRING AMENDMENT. This Amended Quarterly Report for the Quarterly Period Ended March 31, 2004 was prepared because the Registrant did not correctly file the unamneded Form 10-QSB for the Period Ended March 31, 2004.

The errors or omissions in that certain unamended Quarterly Report are as follows:

(1)	The cover page of the subject report contained the incorrect placement of a signature graphic in place of the Registrant's logo.

(2)	The Registrant failed to correctly annex the required "long form" certification by its Principal Executive Officer.

(3)	The Registrant failed to correctly annex the required "long form" certification by its Principal Financial Officer.

The Registrant is filing this amended Report to reflect the amendments to rectify the errors or omissions stated hereinabove.

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