Form 10QSB/A
period 2004-06-30
CARTOON ACQUISITION, INC.
filed 2005-11-02
CIK 1265869

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

APPLICABLE DISCLOSURES AND DISCLAIMERS.

This Report is an Amended Quarterly Report for the Quarterly Period Ended June 30, 2004 and filed with the U. S. Securities and Exchange Commission (the "Commission") on Form 10-QSB/A (this "Report") and contains summaries of the material terms of prospective plans of operation and the unaudited financial condition of the Registrant, which the Registrant believes to be accurate. Such summaries are qualified in their entirety by reference to any such documents. The Registrant has stated all of the material facts necessary for the Commission and the public to make an informed decision pertinent to the matters subject and to the disclosures herein by amendment made.

NOTICE OF EVENTS TO BE REPORTED AND TIME FOR FILING OF REPORT.

This Report contains information on the Registrant as of the date and for the period ended on the cover hereof, as amended.

MATERIALS INCORPORATED BY REFERENCE.

Prior to the filing of this Report by the Registrant, the Registrant filed certain information with the Commission under the cover of Form 10-QSB, for the quarterly period ended June 30, 2004 (which was filed on October 24, 2005), the information in which is the subject of this Report, as amended. The Registrant incorporates all of the information contained in said Form 10-QSB herein by reference thereto.

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

PART I – FINANCIAL INFORMATION

Certain statements contained in this Amended Quarterly Report for the Quarterly Period Ended June 30, 2004 on Form 10-QSB/A (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers to not place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the Securities and Exchange Commission (the "Commission"), which includes this Report, and all amendments hereof.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 24, 2005, in an effort to fully comply with its reporting requirements under section 13(a) of the Exchange Act, the Registrant filed a Form 10-QSB, a Quarterly Report for the Quarterly Period Ended June 30, 2004, wherein it reported certain events that occurred during that period; however, the Registrant failed to properly disclose a transaction; whereby the Registrant sold a certain quantity of its unregistered securities and the use of proceeds therefrom.

On May 14, 2004, the Registrant sold 200,000 shares of its common stock to James W. Margulies, then the Registrant's sole officer and director, in exchange for services that he provided to the Registrant valued at $20.

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

A.	FORM 10-QSB REQUIRING AMENDMENT. This Amended Quarterly Report for the Quarterly Period Ended June 30, 2004 was prepared because the Registrant did not correctly file its original Form 10-QSB for the Period Ended March 31, 2004. (The actual filing date of that certain report was October 24, 2005.)

The errors or omissions in that certain unamended Quarterly Report are as follows:

There were numerous irregularities on the Registrant's Form 10-QSB dated June 30, 2004. In addition, the Registrant omitted certain information that was required to be contained in the subject report. The irregularities, inconsistencies, and omissions that comprised the Registrant's original Form 10-QSB Report for the quarterly period ended June 30, 2004, are as follows:

(1)	In the subject report, the Registrant failed to identify the sale of unregistered securities during the subject period, which disclosure was to have been made in Part II - Item 2 of said report.

(2)	An incorrect signature graphic was placed on the "long form" certification by the Registrant's Principal Executive Officer on that exhibit to the subject report.

(3)	No signature appeared on the "short form" "906" certification by the Registrant's Chief Executive Officer; rather, the Registrant's logo improperly appeared in place of a signature on this exhibit.

(4)	An incorrect signature graphic was placed on the "long form" certification by the Registrant's Principal Financial Officer on that exhibit to the subject report.

(5)	No signature appeared on the "short form" "906" certification by the Registrant's Chief Financial Officer; rather, the Registrant's logo improperly appeared in place of a signature on this exhibit.

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

Item 6. Exhibits and Reports On Form 8-K

a.	Exhibits

With the single exception of the Company's Form 8-K Report disclosed and annexed as an exhibit to Item 6(b) and disclosed hereinbelow, there are no exhibits being filed with this Report.

99.1 Form 8-K Current Report, dated May 18, 2004

b.	Reports on Form 8-K.

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

By Order of the Board of Directors:

Dated:

November 2, 2005

CARTOON ACQUISITION, INC.

RANDOLPH S. HUDSON Chief Executive Officer Chief Financial Officer