Form 10QSB/A
period 2004-09-30
CARTOON ACQUISITION, INC.
filed 2005-11-03
CIK 1265869

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, par value $ 0.0001 per share, 200,001 Shares

Transitional Small Business Disclosure Format (Check one): Yes No X

APPLICABLE DISCLOSURES AND DISCLAIMERS.

This Report is an Amended Quarterly Report for the Quarterly Period Ended September 30, 2004 and filed with the U. S. Securities and Exchange Commission (the "Commission") on Form 10-QSB/A (this "Report") and contains summaries of the material terms of prospective plans of operation and the unaudited financial condition of the Registrant, which the Registrant believes to be accurate. Such summaries are qualified in their entirety by reference to any such documents. The Registrant has stated all of the material facts necessary for the Commission and the public to make an informed decision pertinent to the matters subject and to the disclosures herein by amendment made.

NOTICE OF EVENTS TO BE REPORTED AND TIME FOR FILING OF REPORT.

This Report contains information on the Registrant as of the date and for the period ended on the cover hereof, as amended.

MATERIALS INCORPORATED BY REFERENCE.

Prior to the filing of this Report by the Registrant, the Registrant filed certain information with the Commission under the cover of Form 10-QSB, for the quarterly period ended September 30, 2004 (which was filed on October 31, 2005), the information in which is the subject of this Report, as amended. The Registrant incorporates all of the information contained in said Form 10-QSB herein by reference thereto.

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

PART I – FINANCIAL INFORMATION

Certain statements contained in this Amended Quarterly Report for the Period Ended September 30, 2004 on Form 10-QSB/A (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers to not place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the Securities and Exchange Commission (the "Commission"), which includes this Report, and all amendments hereof.

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

CARTOON ACQUISITION, INC. (A Development Stage Company) Index to Financial Statements

Financial Statements:	Page

Balance Sheets as of September 30, 2004
(unaudited) and December 31, 2003	F-2

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

The information required by Item 2 of Part II of Form 10-QSB/A is not applicable to this Report.

Item 3. Defaults upon Senior Securities.

The information required by Item 3 of Part II of Form 10-QSB/A is not applicable to this Report.

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

A.	FORM 10-QSB REQUIRING AMENDMENT. This Amended Quarterly Report for the Quarterly Period Ended September 30, 2004 was prepared because the Registrant did not correctly file its original Form 10-QSB for the Period Ended September 30, 2004. (The actual filing date of that certain report was October 31, 2005.)

The errors or omissions in that certain unamended Quarterly Report are as follows:

a.	The Registrant's Principal Executive Officer failed to attach a "long form" certification to the subject report.

b.	The Registrant's Chief Executive Officer failed to attach a "short form" "906" certification to the subject report.

c.	The Registrant's Principal Financial Officer failed to attach a "long form" certification to the subject report.

d.	The Registrant's Chief Financial Officer failed to attach a "short form" "906" certification to the subject report.

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

C. NOTIFICATION OF PROSPECTIVE RISK TO SHAREHOLDERS OF THE REGISTRANT.

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

99.1 Form 8-K Current Report, dated July 8, 2004.

99.1(a) Letter of Resignation by Berger, Apple

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