Form 10KSB
period 2003-12-31
CARTOON ACQUISITION, INC.
filed 2006-01-26
CIK 1265869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 www.sec.gov

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Calendar Year Ended December 31, 2003

Commission File Number: 000-50411

CARTOON ACQUISITION, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-0269287
(State of incorporation)	(I.R.S. Employer Identification No.)

     Suite 900 14 Franklin Street Rochester, New York 14604

(Address of principal executive offices, including zip code)

(201) 716-2609 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

THE ISSUER HAS NOT FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS AND THE ISSUER HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS DURING THE PAST 90 DAYS.

THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B AND THERE ARE NO DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE HEREIN THAT CONTAIN ANY ITEM 405-RELATED DISCLOSURES.

THE ISSUER IS A "SHELL COMPANY" AS DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934.

THE ISSUER'S REVENUES FOR ITS MOST RECENT CALENDAR YEAR: 2003: $-0-

THERE IS NO MARKET VALUE FOR THE ISSUER'S VOTING AND NON-VOTING EQUITY SECURITIES HELD BY NON-AFFILIATES, AS THE ISSUER'S COMMON VOTING EQUITY SECURITIES DO NOT TRADE ON ANY EXCHANGE AND ARE NOT QUOTED ON ANY ELECTRONIC INTERMEDIARY QUOTATION SYSTEM.

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF THE DATE HEREOF IS: 1,240,000.

THE ISSUER IS NOT USING THE TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT.

APPLICABLE DISCLOSURES AND DISCLAIMERS.

     This is an Annual Report filed with the U. S. Securities and Exchange Commission (the "Commission") on Form 10-KSB (this "Report") and contains summaries of the material terms of certain transactions, events, and prospective plans of operation, all which the Registrant believes to be accurate; however, reference is made to the appurtenant writings, copies of which are available at the Registrant's office, or that are contained in an exhibit annexed hereto and made a part hereof by reference thereto. (Such summaries are qualified in their entirety by reference to any such exhibits.)

     All references to the "Registrant" shall be deemed references made to Cartoon Acquisition, Inc., a United States corporation organized under the laws of the State of Delaware (the Issuer).

INFORMATION INCORPORATED BY REFERENCE.

     The Registrant is not incorporating any information herein by reference to any other filing, report, statement, or form for the period covered by this Report.

NOTICE OF EVENTS BEING REPORTED AND TIME FOR FILING OF REPORT.

     This Report contains information applicable to the Registrant as of the year ended December 31, 2003. The Registrant experienced transitory pecuniary limitations that, otherwise, would have permitted the expedient filing of this Report with the Commission; thus, it may be determined the events contained in this Report were not timely reported.

     The Registrant considers the information in, and all appurtenant exhibits and schedules hereof, this Report to be "filed" under the Securities Exchange Act of 1934.

     The Registrant has identified, as may be applicable or required, certain risks that it may encounter or that may affect the holders of its common voting equity securities; therefore, the Registrant is identifying these risks in the appropriate sections of this Report.

     The Registrant is only reporting events for the year ended December 31, 2003, the date of which is stated hereon.

NOTICE OF APPLICATION OF GENERAL RULES AND REGULATIONS.

     Where permitted or as may be applicable, the Registrant has elected to report the information contained in this filing using the alternate options available to "small business issuers" under the rules and regulations stated in Regulation S-B. The Registrant is not the issuer of "asset-backed" securities, and is not subject to the rules and regulations enumerated in Regulation AB.

     The specific information contained in this Report was accumulated, compiled, and presented in accordance with the requirements set forth in Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and principally enumerated in 17 CFR 240.0 -1 et seq. and/or 17 CFR 240.12b -1 et seq.

NO REVIEW BY THE COMMISSION.

     The Registrant's corporate and financial information presented in this Report have not been approved or disapproved by the Commission. Further, the Commission has not passed upon the fairness or merits neither of the subject transactions, nor upon the accuracy or adequacy of the information contained in this Report, nor in any schedule, exhibit, or supplement annexed hereto or incorporated herein by reference thereto. Any representation by the Registrant, its officers, directors, or representatives to the contrary is unlawful.

ii

FURTHER UNDERTAKINGS.

     The Registrant, for the events that occurred during the period described herein, further agrees (a) to timely file an amendment or amendments that reflect a change or changes in the facts or events that, individually or collectively, represent a fundamental change in the information contained in this Report and (b) include any other information that may be pertinent to the events described in this Report and obtained by the Registrant on a date beyond the date of this Report.

iii

PART I.

     Some of the statements made in different sections or items of Part I of this Report may be deemed to be "forward-looking" statements, as that term is defined in Section 27A of the Securities Act of 1933 (15 U.S.C. 77z-2) and in Section 21E of the Securities Exchange Act of 1934 (15 U.S.C. 78u-5), which are referred to as "statutory safe harbor" provisions. Forward-looking statements are not historical facts; rather, forward-looking statements are based upon the opinions and estimates of the Registrant's management at the time such statements are made. Every forward-looking statement is subject to inherent risks and uncertainties that could cause the actual results to differ materially from the plans, projections, or expectations expressed or implied by such statement at the time the statement was made. The Registrant cautions the public not to place undue influence on these forward-looking statements, which speak only as of the date they were made and may not have been updated in further filings, schedules, or reports required to be filed with the Commission, or with any other body government.

     Certain statements contained in this section of this Report may infer an impression of optimism about the Registrant's beliefs and expectations, expressed through words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "contemplates", "prospective", "attempt", "proposed", and similar expressions or terms identify forward looking statements.

Item 1.

Description of Business.

Business Development.

     Cartoon Acquisition, Inc. (the "Registrant") is a "blank check" company in the development stage. The Registrant was formed to effect a merger, capital stock exchange, asset acquisition, or other similar business combination with an operating business. To the date of this Report, the Registrant's efforts have been limited to organizational activities. To the date of this Report, the Registrant has not conducted any business, research, or development activities, and, the Registrant did not offer any products or services to any person or entity.

     The Registrant's efforts in identifying a prospective target business will not be limited to a particular industry, although the Registrant intends to focus its efforts on seeking a business combination with an operating company in the business and/or consumer services sector. Companies in the business and consumer services sector that the Registrant locates and qualifies as a prospective target candidate include, without limitation, the following: customer service and relationship management services; document storage, information and protection services; hospitality and lodging services; transaction and payment processing services; insurance brokerage and agency services; training and compliance services; and outsourced business and employment services.

     While the Registrant may seek to effect business combinations with more than one target business, the Registrant's initial business combination must be with a target business whose book value is at least equal to 80% of its net assets at the time of such acquisition. Consequently, initially, the Registrant will have the ability to complete only a single business combination, although this may entail simultaneous acquisitions of several closely related operating businesses.

     For the year ended December 31, 2003, the Registrant did not have any specific business combination under consideration and had not contacted any prospective target business, nor did it have any discussions, formal or otherwise, with respect to any such prospective transaction or transactions.

     The Registrant was incorporated on September 25, 2003 in the State of Delaware. Because the Registrant maintained its principal executive office in Ohio, during the period covered by this Report, the Registrant filed a certificate of authority to transact business as a foreign corporation in the State of Ohio.

     The Registrant registered its common stock, par value $0.0001 per share, on a Form 10-SB Registration Statement with the Commission on October 3, 2003, which became effective automatically without comment upon the expiration of 60 days from the date thereof.

The Registrant has not been involved in any bankruptcy, receivership, or similar proceeding.

     The Registrant has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer.

     Because the issuer (by the term used in this Report, the Registrant) is a corporation of which the sole business purpose is to effect a business combination, and because the Registrant is not actively engaged in business and offers no products or services to any person or entity, the following section of this Report, where applicable, will address the Registrant's proposed business, as it pertains to effecting a business combination with a qualified merger candidate.

Principal Products or Services.

     The Registrant filed a Registration Statement on Form 10-SB on October 3, 2003 and stated its business purpose was to serve as an acquisition vehicle to effect a business combination. The Registrant's efforts in identifying a prospective target business will not be limited to a particular industry, although it intends to focus its efforts on seeking a business combination with an operating company in the business and/or consumer services sector.

     Consequently, the Registrant's business activities have been limited to organizational activities. For the period covered by this report, the Registrant has not conducted any business, research, or development activities, and, the Registrant did not offer any products or services to any person or entity, as it has no principal products or services to offer to any person or entity. Furthermore, the Registrant does not contemplate engaging any business activity within the 12-month period following the date of this report.

Competitive Business Conditions.

     Although the Registrant does not offer any products or provide any services to any person or entity, the Registrant's business purpose is that of effecting a business combination with a suitable candidate or otherwise to acquire an ongoing business.

     Because the Registrant is a "shell company" (as defined in Rule 12b-2 of the Exchange Act), the Registrant would not be subject to customary forms of competition had it been engaged in a practical business enterprise. However, the Registrant could be subject to competition as the result of its administrative form and organization, which competition could be categorized in either or both of two segments: firstly, following the adoption, or following the more strict enforcement, of Federal securities laws, the Registrant may face intense competition from individuals or entities seeking to effect a business combination with a "fully reporting" company that may, at some point, qualify for a symbol to (i) have its securities quoted on an electronic intermediary quotation system or (ii) to trade its common voting equity securities (or other form of equity or debt security) on a national or regional exchange, without first having to address the initial, complex, and time consuming securities or debt registration issues. The Registrant may be viewed by some to be "turn-key", if you will, which would, more likely than not, be viewed unfavorably by the Commission and by other Federal securities or quasi-securities regulatory organizations; whereby, the acquisition of the Registrant by any such third party could be interpreted to indicate that any such acquiror could be attempting to circumvent Federal securities laws applicable to the initial disclosure by publicly held entities for the sole purpose of "profiting" from the sale of registered securities to the public without having to first provide extensive information on the Registrant, members of its senior executive management, members of its Board of Directors, or beneficial owners. Secondly, should the Registrant's senior executive management choose to pursue a qualified business combination, or to purchase or otherwise acquire a business operating in the ordinary course, the Registrant would be limited, principally, by the facts that (a) it would suffer by comparison to other individuals or companies vying for any given target business who and which are better capitalized than the Registrant and, thus, more capable of being favored as the acquiror in any such purchase or acquisition transaction, (b) it would be at an administrative disadvantage because the Registrant has never engaged in any type of business activity, and (c) the Registrant's senior executive management are trained in certain areas and, therefore, their crafts are limited to the practice of a certain occupation or profession, which, in turn, would seriously limit, reduce, or eliminate the possibility of the Registrant engaging in incalculable business opportunities comprising nearly every segment of business enterprise.

Sources and Availability of Raw Materials.

The Registrant is not engaged in any business activity that requires it to rely on any raw material.

Dependence on One or a Few Major Customers.

The Registrant is not engaged in any business activity that requires it to rely on any customer.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

     For the period of this Report, the Registrant did not apply for and did not benefit from the use of any letters patent, letters copyright, or letters trademark. Furthermore, the Registrant did not subscribe to any franchises (with the two exceptions of its statutory corporate franchise in Delaware and Ohio; and, the Registrant did not operate any concessions and was not the subject of any royalty agreements, either as the licensor or beneficiary.

The Registrant did not employ any persons that were subject to any labor contract or organized labor initiative.

Governmental Approval of Principal Products or Services.

     The Registrant is not engaged in any business activity and, thus, is not subject to any governmental approval in this regard.

Effect of Existing or Probable Government Regulations on the Business.

     The Registrant cannot anticipate or determine the effect of many possible governmental regulations, including environmental laws, because it has not determined the type of business it will be engaged in. The proposed business activities described herein classify the Registrant as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of blank check companies. The Registrant does not intend to undertake any offering of its securities, either debt or equity, until such time as it has successfully implemented its business plan or then current plan of operations (which is described herein).

     The transferability of the Registrant's common stock is limited because a significant number of states have enacted regulations or "blue sky" laws restricting or, in many instances, prohibiting, the initial sale and subsequent resale of securities of blank check companies within that state. The following states have enacted such regulations: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nebraska, Nevada, New Jersey, New York, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, and Washington.

     In addition, many states, while not specifically prohibiting or restricting securities of blank check companies, may not register the Registrant's securities for sale or resale due to other state rules and regulations. The Registrant is unable to accurately predict which states may prohibit sales or resales of securities of a blank check company. Therefore, as of the date hereof, the Registrant has no plans to register any of its securities for sale within any particular state. To ensure that no state laws are violated through the resales of the Registrant's previously issued securities, it will refuse to register the transfer of any of its securities to residents of any state that prohibits such resale, if no applicable resale exemption is available. The Registrant does not anticipate that a secondary trading market for its securities will develop in any state until a business opportunity is consummated and it is no longer classified as a blank check company, if at all.

     Furthermore, it is the position of the Commission's Division of Corporation Finance, both before and after a business combination or transaction with another entity or other person, that promoters or affiliates of a blank check company and their transferees would act as "underwriters" under the Securities Act of 1933, as amended (the "Act") when reselling the securities of the blank check company and that those securities can be resold only through a registered offering. The Division of Corporation Finance has further stated that Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of that Rule. As a result of the foregoing, the Registrant's stockholders will not be able to rely on the provisions of Rule 144. They will instead be required to file a registration statement under the Act in order to complete any public sales of their shares.

     Federal and state tax consequences will likely be major considerations in any business opportunity that the Registrant may undertake. Such transactions may be structured to result in tax-free treatment to both companies. The Registrant intends to structure business opportunities, which minimize the federal and state tax consequences of both the Registrant and the target entity; however, there can be no assurance that the business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

     In addition to the aforementioned laws that govern the Registrant, pursuant to the requirements of Section 13 of the Exchange Act, the Registrant is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. In the event the Registrant merges or acquires a business opportunity, the successor company will be subject to the Registrant's reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. Pursuant to SEC regulations, this type of event requires the successor company to provide in a Current Report on Form 8-K, within 15 days of the succession, the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, the Registrant may incur additional expenses to conduct due diligence and present the required information for the business opportunity in any report. Also, the Commission may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Research and Development Activities; Customer Participation.

     As of December 31, 2003, the Registrant was not engaged in any business activity, thus, the Registrant did not expend any funds on research; however, it could be considered the Registrant engaged in development activities, and, to that extent, expended the sum of $124 for its formation, organization, and development, which is limited solely (a) to its efforts as a company seeking to effect a business combination with a qualified entity or entities and/or (b) to acquire an ongoing business for the purpose of conducting an ongoing business in the ordinary course. To the extent of the foregoing principal statement, the Registrant has no customers on which it can rely to share its research and developmental costs.

Costs and Effects of Compliance with Environmental Laws.

     The Registrant is not engaged in any business activity; thus, it is not subject to any cost or effect of any existing or probable environmental law, rule, or regulation.

Number of Total Employees.

     As of December 31, 2003, the Registrant is owned by one shareholder, Tom Daniels, who is also the Registrant's sole officer and director. Mr. Daniels, although not compensated by the Registrant, could be considered an employee of the Registrant under Delaware law. Therefore, to that extent, the Registrant claims one part-time non-compensated employee.

Reports to Security Holders.

     The Registrant is subject to the reporting requirements of section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, is obligated to file current, quarterly, annual, and transitional reports, proxy statements, and other information with the Commission, and is obligated to deliver copies of certain reports and filings by mail to its shareholders and to certain other parties, as required by Federal securities laws. Such reports, proxy statements, and other filings may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of said materials may be obtained at prescribed rates from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549 or from the Commission's Web site, the address of which is www.sec.gov.

     As of the December 31, 2003, the Registrant utilized the offices of Margulies & Levinson, L. L. P. (the address of which is listed in Item 2 hereinbelow; however, this Report is being filed on a later date. Therefore, the Registrant is providing the Commission and the public with its current contact information, which is stated hereinbelow.

     The Registrant shall permit its shareholders to ask questions of and receive answers from the Registrant concerning any aspect of the information contained in this Report, and, if necessary, to obtain additional information, to the extent the Registrant possesses such information or to the extent the Registrant can acquire such information without unreasonable effort or unreasonable expense, in order to verify the accuracy of the information contained in this Report to any of its shareholders. The Registrant encourages its shareholders to contact it; if electronically, to cartooninvestors@rochester.rr.com, or, if by mail, to its mailing address, which is Post Office Box 202, Wyoming, New York 14591-0202, or to the address of its principal executive office. (The public should be informed that readers of this report should read current reports of the Registrant, as the Registrant's addresses (both physical and virtual), telephone number, and telecopier numbers may change without notice.)

     Due to the lack of any activity from the Registrant's date of incorporation to-date, the Registrant deems this Report to contain information that, ordinarily, would be deemed to be contained in annual reports to security holders. Consequently, the Registrant is completing Part III of Form 10-KSB, which permits the Registrant to eliminate separate annual reports and information statement filings for the year ended December 31, 2003 with the Commission.

Item 2.

Properties.

     For the year ended December 31, 2003, as its principal executive offices, the Registrant used the office of its counsel, Margulies and Levinson, L. L. P., which is located at 24300 Chagrin Blvd., Suite 210, Cleveland, Ohio 44122. The Registrant believed the terms of its then present arrangement with Margulies was more favorable than other office purchase or leasing arrangements that it could have consummated, given the lack of its revenue and the lack of any prospect for any immediate revenue.

Item 3.

Legal Proceedings.

     The Registrant is not party to any litigation, and it is not aware of any threatened litigation that would have a material adverse effect on the Registrant or its business.

Item 4. Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders during the fourth calendar quarter of year 2003.

     Furthermore, due to the lack of any activity from the Registrant's date of incorporation through the date of this Report, the Registrant deems this Report to contain information that, ordinarily, would be deemed to be contained in annual reports to security holders. Consequently, and because no separate information was delivered to security holders for the year ended December 31, 2003, the Registrant is completing Part III of Form 10-KSB, which permits the Registrant to eliminate separate annual reports and information statement filings for the year ended December 31, 2003 with the Commission.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

     As at and on any date prior to December 31, 2003, the Registrant's principal common voting equity securities were not quoted on any intermediary or other electronic quotation system, and, as at and on any date prior to December 31, 2003, the Registrant's principal common voting equity securities were not traded on any regional or national exchange.

     As at December 31, 2003, there are no outstanding options or warrants to purchase, and there are no equity or debt securities that are entitled to convert into the principal common voting equity securities of the issuer.

     As at December 31, 2003, there are 1,240,000 shares of the Registrant's principal common voting equity securities (the Registrant's Common Stock) that are subject to Rule 144 of the Securities Act of 1933. The 1,240,000 shares of the Registrant's Common Stock are the total number of issued and outstanding shares of the Registrant's Common Stock and are held of record by one shareholder. All of the authorized shares of the Registrant's Common Stock were registered on Form 10-SB under the Securities Exchange Act of 1934.

     As at December 31, 2003, no shares of the Registrant's Common Stock was intended to be offered or sold to the public, with the exception of those shares held by the Registrant's sole shareholder.

Holders.

     As at December 31, 2003, the Registrant had 1,240,000 shares of its Common Stock issued and outstanding. The shares were held of record by one shareholder, Tom Daniels.

Dividends.

     As at or on any date prior to December 31, 2003, the Registrant's Board of Directors did not authorize any dividend to be paid to the holders of its Common Stock.

     Furthermore, as of said date, the Registrant did not anticipate paying dividends for the 12-month period following the date of this report.

Securities Authorized for Issuance Under Equity Compensation Plans.

     As at December 31, 2003, there are no shares of any class or series of the Registrant's common voting equity securities which have been authorized or reserved for issuance under any equity compensation plan.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The Registrant has no operations or revenues. The Registrant plans to seek business opportunity candidates. Otherwise, the Registrant expects to remain without operations and without accepting offers from any business opportunity candidate.

     As of December 31, 2003, the Registrant has not engaged in any negotiations with any specific entity regarding the possibility of a business combination with the Registrant and that none of its officers, directors, promoters, their affiliates, or associates have had any preliminary contact or discussions with and that there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction between the Registrant and any other entity. In addition, from the date of the Registrant's inception to-date, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker/dealers or venture capitalists to assist the Registrant in locating a business opportunity. The Registrant will not employ the services of any of those individuals or entities. Instead, the Registrant will rely upon its senior executive management to affect those services normally provided by professional advisors or financial consultants. Specifically, the Registrant's senior executive management will identify prospects through present associations such as those of its sole officer/director, attorneys, and similar persons.

     The Registrant will not limit its search for a business opportunity to any specific business, industry, or geographical location. Depending on the qualification of any given business opportunity, the Registrant may participate in virtually any kind of business. The Registrant's senior executive management anticipates the Registrant will participate in only one potential business opportunity, since it has no assets and extremely limited financial resources. To-date, the Registrant has not developed any criteria for the selection of business opportunities. However, the Registrant's senior executive management will not select or enter into a merger agreement with a company unless such company can provide audited financial statements and comply with all of the Commission's reporting requirements. The Registrant's senior executive management will have complete discretion in selecting an appropriate business opportunity.

     Available business opportunities may occur in many different industries, which are in various stages of development. Accordingly, comparative investigation and analysis of such business opportunities is difficult and complex. The Registrant does not and will not have any capital to attract the owners of business opportunities who desire significant cash or other assets. However, the Registrant's senior executive management believes that the opportunity to acquire a controlling ownership interest in a publicly registered company may attract a business opportunity that does not wish to incur the cost and time involved in an initial public offering or registration as a fully reporting public company. The owners of the business opportunities will, however, incur significant legal and accounting costs associated with the Commission and state reporting requirements, agreements and other documents. The Exchange Act specifically requires that any business opportunity candidate comply with all applicable reporting requirements, including filing reports of material events, periodic reports, and annual reports with accompanying audited financial statements. The Registrant's senior executive management has not conducted market research and is not aware of any market data that would support any such perceived benefits for a business opportunity owner.

     The Registrant's senior executive management's plan of operations will be conducted through the efforts of the Registrant's sole officer/director, Tom Daniels, and will not require any additional funds. It is anticipated that Mr. Daniels will furnish the Registrant with business opportunity candidates. The Registrant has not, and does not, plan to use any notices or advertisements in our search for business opportunities. Mr. Daniels will investigate specific business opportunities and negotiate, hire an attorney to draft, and execute relevant agreements, disclosure documents, and other instruments. Mr. Daniels has not in the past used any attorney for these functions. The Registrant will not be able to expend a significant amount of funds on a complete and exhaustive investigation. Moreover, the Registrant may not discover certain adverse factors regarding such a business opportunity due to its limited business experience in such matters.

     The Registrant will incur nominal expenses in implementing its business plan, which will be paid out-of-pocket by its present senior executive management as interest-free loans to the Registrant. However, the Registrant expects that repayment of these loans will be derived solely from consummation of a business opportunity. The repayment of any loans made to the Registrant will not impede, or be made conditional in any manner to, consummation of a business opportunity. Mr. Daniels will loan money to the Registrant on an as-needed basis. There is no cap on the amount of monies he will loan the Registrant. The Registrant currently does not intend to raise additional monies from investors while it is a blank check company. However, upon the consummation of a business opportunity, the combined entities may raise monies through equity or debt offerings.

     The Registrant believes that there is a demand by non-public corporations for shell corporations that are publicly held registered companies. The Registrant's senior executive management further believes that demand for shell corporations has increased dramatically from the date the Commission imposed stringent requirements on blank check companies pursuant to Regulation 419 of the Act. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for shell corporations. However, there is no assurance that the foregoing assumption is accurate or correct.

     Prior to making a decision in a business opportunity, the Registrant plans to obtain written materials regarding the business opportunity including, a description of products, services and company history; management resumes; financial information; available projections with related assumptions; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of present and required facilities; an analysis of risk and competitive conditions; and other relevant information.

     As at December 31, 2003, and within the 12-month period following the date hereof, the Registrant does not plan to raise capital by any means whatsoever. Further, prior to the location of a business opportunity, the Registrant has no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities. Because the Registrant is in possession of virtually no resources, management anticipates that to achieve any such acquisition, it will be required to issue shares of our authorized but unissued common stock as the sole consideration for any such venture and it is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any prospective transaction, the Registrant may agree to register all or a part of such securities immediately after the business opportunity is consummated or at specified times thereafter. If such registration occurs, (of which there can be no assurance) it will be undertaken by the surviving entity after the Registrant has successfully consummated a business opportunity, and it is no longer considered a blank check company.

     Until such date as this occurs, the Registrant will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in its securities may have a depressive effect on the future value of its securities, if such a market develops, of which there is no assurance. The completion of any business opportunity will result in a significant issuance of shares and substantial dilution to the Registrant's present stockholders.

     The Registrant does not anticipate any significant changes in the number of its employees. In addition, the Registrant's senior executive management does not plan to engage in research and development and does not plan to purchase or sell plant or equipment.

     The Registrant will seek to expand its operations through consummation of a currently unidentified business opportunity, which entails risks that purchasers of its securities will not have a basis to evaluate. The Registrant plans to expand its operations with companies that will complement or enhance its business. The Registrant cannot assure that it will be able to ultimately affect any such business opportunity or integrate a business or its operations into that of the Registrant. Consequently, there is no basis to evaluate the specific merits or risks of any potential business opportunity that the Registrant may undertake.

Item 7.

Financial Statements.

     Certain statements contained in this Annual Report for the calendar year ended December 31, 2003 on Form 10-KSB (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers not to place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the Commission, which includes this Report, and all amendments hereof.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Auditor

F-2

Financial Statements:

Balance Sheet as of December 31, 2003	F-3

Statement of Operations for the period
September 25, 2003 (date of inception)
to December 31, 2003	F-4

Statement of Changes in Stockholder’s Equity
for the period September 25, 2003 (date of
inception) to December 31, 2003	F-5

Statement of Cash Flows for the period
September 25, 2003 (date of inception)
to December 31, 2003	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Cartoon Acquisition, Inc.

     I have audited the accompanying balance sheet of Cartoon Acquisition, Inc. (the Company), a development stage company, as of December 31, 2003 and the related statements of operations, changes in stockholder’s equity, and cash flows for the period September 25, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cartoon Acquisition, Inc., a development stage company, as of December 31, 2003 and the results of its operations and its cash flows for the period September 25, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael T. Studer CPA, P.C.

Freeport, New York June 10, 2005

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$-

Total current assets	-
Other assets	-

Total assets	$-

Liabilities and Stockholder's Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$60

Total current liabilities	60
Other liabilities	-

Total liabilities	60

Stockholder's equity (deficiency):
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, 0 shares issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 1 share issued and outstanding	-
Additional paid-in capital	124
Deficit accumulated during the development stage	(184)

Total stockholder's equity (deficiency)	(60)

Total liabilities and stockholder's equity (deficiency)	$-

* See notes to financial statements.

Statement of Operations

For the Period September 25, 2003 (Inception) to December 31, 2003

Revenues	$		-

Expenses:
General and administrative			184

Total expenses			184

Net loss	$		(184)

Net loss per share, basic and diluted	$		(184.00)

Weighted average number of common
shares outstanding, basic and diluted		1

Statement of Changes in Stockholder's Equity

For the Period September 25, 2003 (Inception) to December 31, 2003

Deficit
Accumulated
		Additional	During the	Total

Common Stock		Paid-In	Development	Stockholder's

Equity
Shares	Amount	Capital	Stage	(Deficiency)

Issuance of common stock to sole officer and director in September 2003 for services

1 $

- $

124 $

- $

124

Net loss for the period September 25, 2003 to December 31, 2003

- -

- (184)

(184)

						-
Balances, December 31, 2003	1	$-	$124	$(184)		$(60)

See notes to financial statements.
		Statement of Cash Flows
	For the Period September 25, 2003 (Inception) to December 31, 2003
Cash flows from operating activities:
Net loss					$(184)
Services rendered for common stock					124
Changes in operating assets and liabilities:
Accounts payable and accrued expenses					60

Net cash provided by (used in) operating activities					-

Cash flows from investing activities					-

Cash flows from financing activities					-

Net increase (decrease) in cash					-
Cash and cash equivalents, beginning of period					-

Cash and cash equivalents, end of period					$-

Supplemental disclosures of cash flow information:
Interest paid					$-

Income taxes paid					$-

* See notes to financial statements.

Notes to Financial Statements For the Period September 25, 2003 (Inception) to December 31, 2003

NOTE 1 – ORGANIZATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation – The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts and filing a Registration Statement on Form 10-SB with the Securities and Exchange Commission (“SEC”).

     At December 31, 2003, the Company had negative working capital and a stockholder’s deficiency of $60. For the period September 25, 2003 (inception) to December 31, 2003, the Company incurred a net loss of $184. Further, the Company failed to timely file periodic reports with the SEC subsequent to its filing of its Registration Statement on Form 10-SB on October 3, 2003. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     Cash and cash equivalents – For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair value of financial instruments – The Company’s financial instruments consist of accounts payable and accrued expenses, which approximate fair value because of their short maturity.

     Income taxes – Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     Net loss per common share – Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

     Concentration of credit risk – The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 – STOCKHOLDER’S EQUITY

     In September 2003, the Company issued 1 share of its common stock to its sole officer and director for services valued at $124.

NOTE 4 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.

At December 31, 2003, deferred tax assets consist of:

Net operating loss carryforward

$ 63

Less valuation allowance	(63)
Net	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $63 attributable to the future utilization of the $184 net operating loss carryforward as of December 31, 2003 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2003. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in year 2023.

     Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 – SUBSEQUENT EVENTS

     On May 14, 2004, the Company’s sole stockholder, officer, and director resigned as officer and director and one of the Company’s attorneys was elected sole officer and director. Also, on May 14, 2004, the Company’s new sole officer and director acquired 200,000 shares of common stock from the Company for $20.

     On January 25, 2005, the Company’s sole officer and director resigned as officer and director and sold 185,000 of the 200,000 shares of Company common stock owned by him to an unrelated third party for a promissory note in the amount of $100,000. This promissory note does not bear interest, is due on or before August 24, 2005, and is secured by the 185,000 shares of Company common stock.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     From the date of the Registrant's incorporation through December 31, 2003, the Registrant's principal certifying accountant was not dismissed, has not resigned, and, if requested, has agreed to stand for reelection.

     Moreover, there are no disagreements between the Registrant and its certifying accountant regarding the preparation or results of any audit or accounting work performed for the Registrant by its principal certifying accountant.

Subsequent Events Regarding Accounting and Accountants.

     While it is true the Registrant has not experienced any difficulties or disagreements with the firm that served as its principal certifying accountants for the year ended December 31, 2003, it is important for the Commission and the public to take note of the fact: the Registrant was unable to timely file this Report. Consequently, although this Report covers the period of the calendar year ended December 31, 2003, the Registrant's audited statements of financial condition and the accompanying notes that are contained in this Report were prepared by Michael T. Studer CPA, P. C., the firm of which was engaged by the Registrant during the second quarter of 2005. This subsequent event was reported to the Commission on a date beyond the date of this Report.

     Similarly, there exists no disagreement between the Registrant and Michael T. Studer CPA, P. C., the firm has not resigned, and, if requested, would agree to stand for reappointment as the Registrant's principal certifying accountant.

Item 8A. Controls and Procedures.

     Some of the statements made in Part II, Item 8A of this Report may be deemed to be "forward-looking" statements, as that term is defined in Section 27A of the Securities Act of 1933 (15 U.S.C. 77z-2) and in Section 21E of the Securities Exchange Act of 1934 (15 U.S.C. 78u-5), which are referred to as "statutory safe harbor" provisions. Forward-looking statements are not historical facts; rather, forward-looking statements are based upon the opinions and estimates of the Registrant's management at the time such statements are made. Every forward-looking statement is subject to inherent risks and uncertainties that could cause the actual results to differ materially from the plans, projections, or expectations expressed or implied by such statement at the time the statement was made. The Registrant cautions the public not to place undue influence on these forward-looking statements, which speak only as of the date they were made and may not have been updated in further filings, schedules, or reports required to be filed with the Commission, or with any other body government.

     Certain statements contained in this section of this Report may infer an impression of optimism about the Registrant's beliefs and expectations, expressed through words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "contemplates", "prospective", "attempt", "proposed", and similar expressions or terms identify forward looking statements.

     As at December 31, 2003, in respect of the controls and procedures described in 17 CFR 240.13a -15 and 17 CFR 240.15d -15:

1.	The Registrant did not have adequate internal control over financial reporting (as defined in 17 CFR 240.13a- 15); and

2.	In the absence of full-time senior executive management, the Registrant was unable to effectively evaluate the effectiveness by its senior executive management of its controls and procedures for what was to have been its annual report for the year ended December 31, 2003, the period and date this Report was originally due to have been filed.

     However, its should be noted with specific regard to the Registrant's internal control over financial reporting by the Registrant and by the Registrant's senior executive officers pursuant to the sub-sections enumerated in 17 CFR 228.308: (a) The Registrant has at all times maintained adequate financial and non-financial records, which fairly and accurately reflect the dispositions of the assets of the Registrant, (b) the Registrant has at all times been able to provide more than reasonable assurances that any such financial statements were capable of being prepared under generally accepted accounting principles and that the receipts and expenditures of the Registrant were being made only in accordance with the authorizations of the senior executive management and by the Registrant's Board of Directors, and (c) the Registrant has at all times been able to provide reasonable assurances regarding the prevention or timely detection of any unauthorized acquisition, use, or disposition of the Registrant's assets, any of which could have caused a material effect on the Registrant's financial statements.

     Prior to the required filing date hereof, the Registrant did fail to timely file all of its reports to the Commission, which were required to be filed by the Registrant pursuant to section 15(d) of the Exchange Act. The Registrant attributes its delinquency in that regard to (a) extreme limitations on its fiscal capabilities due to its lack of development and engagement in an ongoing business enterprise (and, further in that extent, because the Registrant was incapable of securing capital or credit accommodations to permit it to conduct its operations), (b) unpredictability with regard to its senior executive management's capability to have performed its duties on a full-time or part-time basis in order to properly have administered its affairs (to include the Registrant's incapability to hire and retain qualified support and technical personnel), and (c) the Registrant's inability to effectively (without undue effort and/or unreasonable expense) gather, assemble, prepare, and disseminate the required information.

Subsequent Events Concerning the Registrant's Controls and Procedures.

     On or about January 25, 2005, a change in control of the Registrant occurred under a previously reported private securities transaction. As the result of that transaction, the Registrant's newly elected senior executive officer began to establish a series of control policies and procedures. The implementation of those control policies and procedures was somewhat delayed due to certain difficulties the Registrant experienced.

     In addition to the Registrant's other financially-related and management-related dilemmas, from the date the Registrant was required to file its initial reports, the Federal Legislature adopted, revised, or amended certain federal securities laws, which the Commission is actively enforcing in order to prevent acts of frauds that were demonstrated by some of this nation's largest companies. This, in turn, caused great harm and financial loss the investing public. Some of these laws contained in the Code of Federal Regulations, include the Sarbanes-Oxley Act of 2002, Regulation S-X (which governs accounting issues applicable to reporting companies), the strict rules applicable to the Public Company Accounting Oversight Board (the "PCAOB", which governs the Registrant's non-certifying and certifying accountants), and a host of other changes to those laws and to the U. S. Code applicable to securities and commodities markets. All of the government's actions, and, of primary concern - all of the more stringent and more actively policies of the Commission, have created significant new reporting impositions on public companies to improve financial accounting, corporate reporting, and personal accountability by a public company's senior executive officers.

     Consequently, prior to the aforementioned change of control and for the other reasons set forth hereinabove, the Registrant did not have adequate, or had minimal, disclosure controls and procedures in place. Historically, in times past, a company's system of "checks and balances" would have been routinely handles by its certifying accountant; however, because the Registrant was not actively engaged in its operations, and for the other reasons mentioned hereinabove, the Registrant's then certifying accountant was neither reviewing nor preparing the its statements of financial conditions.

     Fortunately, because the Registrant has been dormant and inactively pursuing its developmental objectives and/or plan of operation, in the opinion of the Registrant's current Chief Executive Officer (who is also the Registrant's current Chief Financial Officer) the Registrant's lack or exercise of disclosure controls and procedures did not cause any material effect on any information, which was either prepared then or that is being prepared and submitted on this date in respect of reports that were to have been submitted for prior periods.

     In conclusion of the aforesaid statements, the Registrant's current senior executive officer has established full disclosure controls and procedures. Some of these remedies include the purchase of professional internal accounting software that operates with multiple systems of entry that "check and cross-check" entries and the engagement of a PCAOB-qualified accountant to perform non-certified compilations, prior to delivering his results to the Company's PCAOB-qualified certifying accountant.

Item 8B.

Other Information.

     The Registrant did not file any reports on Form 8-K during the fourth calendar quarter of 2003 and, therefore, does not incorporate any such reports herein by reference.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters, and Control Persons.

As of December 31, 2003, the Registrant had one director and one officer as follows:

     Mr. Tom Daniels, 49 years of age, served as the Registrant's sole director, President, Treasurer, and Secretary from the date of its inception, and will serve on the board until the next annual meeting of the Registrant's stockholders or until a successor is elected. There are no agreements or understandings of the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

     Set forth below is the name of the Registrant's sole director and officer, all positions and offices held, the period during which he has served as such, and his business experience during at least the last five years:

     Tom Daniels acts as President, Treasurer, Secretary, and director of and for the Registrant. He has served as the sole officer and director of the Registrant from the date of its inception. In 1995, he founded and became Chief Executive Officer of MediaWorks International, a company that served the worldwide television distribution needs of various film studios. In 1998, MediaWorks International was sold to Net Currents (NASDAQ: NTCS), where Mr. Daniels continued as CEO until his departure in early 2002. Mr. Daniels received a Masters degree from

Northwestern University in communications/business and a B.A. from Roosevelt University, where he double-majored in Psychology and English.

     Other than as mentioned above, the Registrant no employees and do not anticipate hiring any in the future until it will successfully implement its business plan described elsewhere herein. None of the Registrant's sole executive officer/director, promoters, or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons; Mr. Daniels is exempt from the statutory disqualification provisions of the Securities Act and the Exchange Act.

     While Mr. Daniels is well educated and may be considered respected in business affairs, he may not be considered to possess the knowledge necessary to be considered an "audit committee financial expert." Similarly, the Registrant's Board of Directors does not employ or otherwise engage the services of an audit committee financial expert, and, as of December 31, 2003, the Registrant does not have an audit committee.

Compliance with Section 16(a) of the Exchange Act.

     The Registrant is a small business issuer with a class of equity securities registered pursuant to section 12 of the Exchange Act; the Registrant's senior executive officer has performed a review of beneficial ownership and has determined that all persons required to report their ownership of shares of the Registrant's common voting equity securities have timely and accurately filed such reports on either Form 3 or Form 4 for the Registrant's calendar year ended December 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance.

     After performing the required due-diligence, the Registrant has determined the persons required to report their ownership of shares of the common voting equity securities of the Registrant have done so.

     The results of the investigation revealed that 1,240,000 shares of the Registrant's common stock is owned by Tom Daniels, the Registrant's sole officer, director, and shareholder, and, Mr. Daniels timely filed the requisite Form 3 report with the Commission in the period provided by law.

     Mr. Daniels has been the only shareholder from the date of the Registrant's inception, which was September 25, 2005 and he did not file any late reports, nor did he intentionally fail to file any required reports, in this regard for the period in question.

Code of Ethics.

     As at December 31, 2003, the Registrant's Board of Directors has not adopted any form of code of ethics that would apply to any of each of the Registrant's principal executive officer, principal financial officer, or the same person performing similar functions.

Item 10. Executive Compensation.

     The Registrant's sole executive officer/director, Tom Daniels, does not receive any compensation for his services to it rendered; he has not received such compensation in the past (other than by the Registrant's issuance of 1,240,000 shares of its common stock issued Mr. Daniels in consideration for the formation and organization of the Registrant), and is not accruing any compensation pursuant to any agreement with the Registrant.

     The Registrant's sole officer/director will not receive any finder's fee, either directly or indirectly, because of his efforts to implement the Registrant's business plan outlined herein.

     The Registrant has adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

Securities Authorized for Issuance under Equity Compensation Plans.

The Registrant has no securities authorized for issuance under equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth each person known by the Registrant to be the beneficial owner of five percent or more of its common stock, which is the only class of the Registrant's outstanding voting securities, as of December 31, 2003, all directors individually and all of the Registrant's directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of	Name and Address	Amount and Nature	Percent
Class	of Beneficial Owner (1)	of Beneficial Owner	of Class

Common
Stock	Tom Daniels
24300 Chagrin Boulevard
	Suite 210	1,240,000 Shares
	Cleveland, Ohio 44122	Beneficial Ownership	100%

Change of Control and Management.

     There are currently no arrangements that would result in a change of control of the Registrant. A business opportunity will involve the issuance of our authorized but unissued shares of common stock, which will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Registrant. Any such business opportunity may require the management existing at the time of such opportunity to resign as members of our Board of Directors. The resulting change in control of the Registrant could also result in the removal of its present management and a corresponding reduction or elimination of their participation in the future affairs of the Registrant.

Item 12. Certain Relationships and Related Transactions.

     The Registrant has not and does not intend to enter into any transactions with its senior executive management or any nominees for such positions. The Registrant has not and does not intend to enter into any transactions with its beneficial owners. The Registrant is not a subsidiary of any parent company, nor does the Registrant own the stock in any company that may be considered its subsidiary.

     The Registrant issued 1,240,000 restricted shares of its common stock to Tom Daniels, its President, Treasurer, Secretary, and sole director for his services rendered in the formation and organization of the Registrant. Other than this transaction, the Registrant has not entered into transactions with any promoters.

     Tom Daniels acquired his shares with the intent to hold the shares for investment purposes, and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that he may not sell such securities unless they are either registered with the Commission and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by the Commission's Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90-day periods.

     The certificate for the shares has been issued with a restrictive legend required with respect to issuance of securities pursuant to exemptions from registration requirements under the Act and the recipient acknowledged his understanding that the shares are restricted from resale unless they were either registered under the Act and comparable state laws, or the transaction was effected in compliance with available exemptions from such registration requirements.

     The Registrant's senior executive management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Registrant and their several other business interests. The Registrant has not formulated a policy for the resolution of such conflicts.

Item 13.

Exhibits.

31.1	Principal Executive Officer's "302" Certification

31.2	Principal Financial Officer's "302" Certification

32.1	Chief Executive Officer's "906" Certification

32.2	Chief Financial Officer's "906" Certification

Item 14. Principal Accountant Fees and Services.

     Based upon information and belief, and, after reviewing all of the Registrant's records and other information available to the senior executive management of the Registrant on the date this Report was compiled and presented to the Commission and to the public, for the calendar year ended December 31, 2003, the Registrant responds to the queries presented by this item fourteenth of this Report, as follows:

Audit Fees.

     No professional service fees were billed by the Registrant's principal accountancy firm for any services rendered to the Registrant in regard to the review or auditing of any financial or financially related information submitted by the Registrant from the date of the Registrant's inception to-date. The Registrant's certifying accountant elected to not bill the Registrant for its professional services, due to the principal fact the Registrant was a start-up "blank check" company with no assets, no then current income, and no immediate prospect for income.

Audit-Related Fees.

     From the date of the Registrant's inception to-date, the Registrant has not been billed for assurance and related services by the Registrant's principal certifying accountant related to the performance of the audit or review of the Registrant's financial information.

Tax Fees.

     From the date of the Registrant's inception to-date, the Registrant has not been billed for professional services rendered by the Registrant's principal certifying accountant for tax compliance, tax advice, or tax planning.

All Other Fees.

     From the date of the Registrant's inception to-date, the Registrant has not been billed for any products or services rendered by the Registrant's principal certifying accountant.

Audit Committee Policies.

     As at December 31, 2003, the Registrant did not establish a formal audit committee; moreover, there was no other body established by the Registrant's Board of Directors or senior executive management to give pre-approvals or to, otherwise, establish policies and procedures related to the subject matter of the types described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

     As there were no charges for audit or review work by the Registrant's principal certifying accountant for any period during the previous two fiscal years (from the date of the Registrant's date of inception to-date), the applicability of the apportionment of services described in each of items 9(e)(2) through 9(e)(4) of Schedule 14A is not applicable.

Allocation of Time to Registrant's Accounting by Accountants and Non-Accountants.

     From the Registrant's date of inception to-date, the Registrant's principal certifying accountant has expended significantly more time to perform audit and/or review services than have any officer, director, or consultant to the Registrant; therefore, less than 50% of all allocated time (a) to cause to prepare or (b) to actually audit and/or review the Registrant's financial condition was expended by a person or persons other than by the Registrant's principal certifying accountant.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: January 20, 2006

By Order of the Board of Directors: CARTOON ACQUISITION, INC.

Randolph S. Hudson
Chief Executive Officer
Chief Financial Officer