Form 10KSB
period 2004-12-31
CARTOON ACQUISITION, INC.
filed 2006-02-02
CIK 1265869

United States Securities and Exchange Commission Washington, D.C. 20549 www.sec.gov

FORM 10-KSB ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Calendar Year Ended December 31, 2004 Commission File Number: 000-50411

CARTOON ACQUISITION, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0269287
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 900 14 Franklin Street Rochester, New York 14604

(Address of Principal Executive Offices, including Zip Code)

Mailing Address: Post Office Box 202 Wyoming, New York 14591-0202

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

THERE ARE NO DISCLOSURES OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B AND THERE ARE NO DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE HEREIN THAT CONTAIN ANY ITEM 405-RELATED DISCLOSURES.

THE ISSUER IS A "SHELL COMPANY" AS DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934.

THE ISSUER'S REVENUES FOR ITS MOST RECENT CALENDAR YEAR: 2004: $-0-

THERE IS NO MARKET VALUE FOR THE ISSUER'S VOTING AND NON-VOTING EQUITY SECURITIES HELD BY NON-AFFILIATES, AS THE ISSUER'S COMMON VOTING EQUITY SECURITIES DO NOT TRADE ON ANY EXCHANGE AND ARE NOT QUOTED ON ANY ELECTRONIC INTERMEDIARY QUOTATION SYSTEM.

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF THE DATE HEREOF IS: 200,001.

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

INFORMATION INCORPORATED BY REFERENCE.

The Registrant is incorporating the following information in this Report by reference thereto:

Name of Report
or Schedule	Description of Report or Schedule	Date of Report

Form 10-QSB	Quarterly Report	March 31, 2004
Form 10-QSB	Quarterly Report	June 30, 2004
Form 10-QSB	Quarterly Report	September 30, 2004
Form 10-QSB/A	Amended Quarterly Report	March 31, 2004
Form 10-QSB/A	Amended Quarterly Report	June 30, 2004
Form 10-QSB/A	Amended Quarterly Report	September 30, 2004
Form 8-K	Current Report	May 14, 2004
Form 8-K	Current Report	July 2, 2004
Form 8-K	Current Report	November 1, 2005

NOTICE OF EVENTS BEING REPORTED AND TIME FOR FILING OF REPORT.

     This Report contains information applicable to the Registrant as of the year ended December 31, 2004. The Registrant experienced transitory pecuniary limitations that, otherwise, would have permitted the expedient filing of this Report with the Commission; thus, it may be determined the events contained in this Report were not timely reported.

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

     The Registrant is only reporting events for the year ended December 31, 2004, the date of which is stated hereon; however, in so doing, the Registrant may be required to report subsequent events as this Report is delinquent.

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

     The Registrant's efforts in identifying a prospective target business will not be limited to a particular industry, although the Registrant intends to focus its efforts on seeking a business combination with any operating company, any of which are engaged to conduct any business act or activity permitted to be conducted by a corporation organized under the laws of the State of Delaware.

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

     For the year ended December 31, 2004, the Registrant did not have any specific business combination under consideration and had not contacted any prospective target business, nor did it have any discussions, formal or otherwise, with respect to any such prospective transaction or transactions.

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

Research and Development Activities; Customer Participation.

     As of December 31, 2004, the Registrant was not engaged in any business activity, thus, the Registrant did not expend any funds on research; however, it could be considered the Registrant engaged in development activities, and, to that extent, expended the sum of $124 for its formation, organization, and development, which is limited solely (a) to its efforts as a company seeking to effect a business combination with a qualified entity or entities and/or (b) to acquire an ongoing business for the purpose of conducting an ongoing business in the ordinary course. To the extent of the foregoing principal statement, the Registrant has no customers on which it can rely to share its research and developmental costs.

Costs and Effects of Compliance with Environmental Laws.

     The Registrant is not engaged in any business activity; thus, it is not subject to any cost or effect of any existing or probable environmental law, rule, or regulation.

Number of Total Employees.

     As of December 31, 2004, the Registrant is owned by two shareholders, Tom Daniels, who owns one (1) share of the registrant's common voting equity securities, and James W. Margulies, who owns 200,000 shares of the Registrant's common voting equity securities and who is also the Registrant's sole officer and director. Mr. Margulies, although not compensated by the Registrant, could be considered an employee of the Registrant under Delaware law. Therefore, to that extent, the Registrant claims one part-time non-compensated employee.

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

     As of the December 31, 2004, the Registrant utilized the offices of Margulies & Levinson, L. L. P. (the address of which is listed in Item 2 hereinbelow; however, this Report is being filed on a later date. Therefore, the Registrant is providing the Commission and the public with its current contact information, which is stated hereinbelow.

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

     Due to the lack of any activity from the Registrant's date of incorporation to-date, the Registrant deems this Report to contain information that, ordinarily, would be deemed to be contained in annual reports to security holders. Consequently, the Registrant is completing Part III of Form 10-KSB, which permits the Registrant to eliminate separate annual reports and information statement filings for the year ended December 31, 2004 with the Commission.

Item 2.

Properties.

     For the year ended December 31, 2004, as its principal executive offices, the Registrant used the office of its counsel, Margulies and Levinson, L. L. P., which (for the period of this Report and not on the date this Report was actually filed) was located at 24300 Chagrin Blvd., Suite 210, Cleveland, Ohio 44122. The Registrant believed the terms of its then present arrangement with Messrs. Margulies and Levinson was more favorable than other office purchase or leasing arrangements that it could have consummated, given the lack of its revenue and the lack of any prospect for any immediate revenue.

Item 3.

Legal Proceedings.

     For the calendar year ended December 31, 2004, the Registrant was and is not party to any litigation, and it is not aware of any threatened litigation that would have a material adverse effect on the Registrant or its business.

Item 4. Submission of Matters to a Vote of Security Holders.

     On February 18, 2004, the Registrant's sole shareholder and director, Tom Daniels, pursuant to authority granted by section 228 and section 141(f) of the General Corporation Law of Delaware, effected a corporate action by written consent; whereby (a) he elected Jeffrey M. Levinson to serve as Assistant Secretary of the Registrant, and (b) he appointed the firm of Margulies & Levinson LLP as attorneys and as the attorney-in-fact for the Registrant.

     Effective at the close of business on May 14, 2004, the Registrant implemented a reverse stock split by converting each block of 1,240,000 shares of its common stock, par value $.0001 per share (the "Common Stock"), issued and outstanding as of such date into one share of Common Stock.

     The Registrant's sole director and sole stockholder, Tom Daniels, approved a splitdown on May 14, 2004 by a corporate action effected by the written consent of the Registrant's sole shareholder without a meeting. The Registrant implemented the reverse stock split at the ratio of 1-for-1,240,000, causing each outstanding block of 1,240,000 shares of the Common Stock to automatically convert into one share of Common Stock and reducing the number of shares of Common Stock outstanding from approximately 1,240,000 to one. The par value of the Registrant's Common Stock will remain at $.0001 per share and the number of authorized shares will remain at 100,000,000 shares of Common Stock.

     On May 14, 2004, the Registrant effected a corporate action by the unanimous written consent of shareholders; whereby, James W. Margulies was elected to serve as a Director of the Registrant

     On or about July 2, 2004, then the Registrant's sole Director, James W. Margulies, adopted a corporate action by written consent in lieu of a meeting; whereby, he caused the Registrant to engage the firm of Liebman Goldberg & Drogin LLP as the Registrant's independent auditors, to become effective July 2, 2004.

     This action was necessitated by the fact that the Registrant's previous certifying accountant, Berger, Apple & Associates Ltd. Of Beachwood, Ohio ("Berger Apple"), were dismissed because the firm was not registered in accordance with the Public Company Accounting Oversight Board ("PCAOB"), the registration of which is required by the Commission's rules and regulations.

     Due to the lack of any activity, or, due to minimal shareholder activity limited to and conducted by each of the Registrant's then sole shareholders, officers, and directors, from the Registrant's date of incorporation through the date of this Report, the Registrant deems this Report to contain information that, ordinarily, would be deemed to be contained in annual reports to security holders. Consequently, and because no separate information was delivered to security holders for the year ended December 31, 2004, the Registrant is completing Part III of Form 10-KSB, which permits the Registrant to eliminate separate annual reports and information statement filings for the year ended December 31, 2004 with the Commission.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

     As at and on any date prior to December 31, 2004, the Registrant's principal common voting equity securities were not quoted on any intermediary or other electronic quotation system, and, as at and on any date prior to December 31, 2004, the Registrant's principal common voting equity securities were not traded on any regional or national exchange.

     As at December 31, 2004, there are no outstanding options or warrants to purchase, and there are no equity or debt securities that are entitled to convert into the principal common voting equity securities of the issuer.

     As at December 31, 2004, there are 200,000 shares of the Registrant's principal common voting equity securities (the Registrant's Common Stock) that are subject to Rule 144 of the Securities Act of 1933. The 200,000 shares of the Registrant's Common Stock are the total number of issued and outstanding shares of the Registrant's Common Stock and are held of record by two shareholders. All of the authorized shares of the Registrant's Common Stock were registered on Form 10-SB under the Securities Exchange Act of 1934.

     As at December 31, 2004, no shares of the Registrant's Common Stock was intended to be offered or sold to the public, with the exception of those shares held by the Registrant's sole shareholder.

Holders.

     As at December 31, 2004, the Registrant had 200,001 shares of its Common Stock issued and outstanding. The shares were held of record by two shareholders.

Dividends.

     As at or on any date prior to December 31, 2004, the Registrant's Board of Directors did not authorize any dividend to be paid to the holders of its Common Stock.

     Furthermore, as of said date, the Registrant did not anticipate paying dividends for the 12-month period following the date of this Report.

Securities Authorized for Issuance Under Equity Compensation Plans.

     As at December 31, 2004, there are no shares of any class or series of the Registrant's common voting equity securities which have been authorized or reserved for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities.

     On May 14, 2004, the Registrant sold 200,000 shares of its common stock to James W. Margulies, then the Registrant's sole officer and director.

     There were no underwriters used by the Registrant to sell the securities and the Registrant did not offer any securities to the public. The transaction was limited to the sale of 200,000 shares of the Registrant's common stock to Mr. Margulies.

     The 200,000 shares of the Registrant's common stock were sold to Mr. Margulies in exchange for services that he provided to the Registrant and that were valued at $20.

     There were no further options or warrants granted to Mr. Margulies, and, the securities were not convertible on a future date to any other form or class of a debt or equity security of the Registrant.

Purchases of Equity Securities by the Registrant.

     On any date for the year ended December 31, 2004, the Registrant and any "affiliated purchaser" associated with the Registrant did not purchase or repurchase any securities that are subject to the disclosure requirements of Item 703 of Regulation S-B (17 CFR 228.703) .

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The Registrant has no operations or revenues. The Registrant plans to seek business opportunity candidates. Otherwise, the Registrant expects to remain without operations and without accepting offers from any business opportunity candidate.

     As of December 31, 2004, the Registrant did not engage in any negotiations with any specific entity regarding the possibility of a business combination with the Registrant and that none of its officers, directors, promoters, their affiliates, or associates have had any preliminary contact or discussions with and that there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction between the Registrant and any other entity. In addition, from the date of the Registrant's inception to-date, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker/dealers or venture capitalists to assist the Registrant in locating a business opportunity. The Registrant will not employ the services of any of those individuals or entities. Instead, the Registrant will rely upon its senior executive management to affect those services normally provided by professional advisors or financial consultants. Specifically, the Registrant's senior executive management will identify prospects through present associations such as those of its sole officer/director, attorneys, and similar persons.

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

     The Registrant's senior executive management's plan of operations will be conducted through the efforts of the Registrant's sole officer/director, James W. Margulies, and will not require any additional funds. It is anticipated that Mr. Margulies will furnish the Registrant with business opportunity candidates. The Registrant has not, and does not, plan to use any notices or advertisements in our search for business opportunities. Mr. Margulies will investigate specific business opportunities and negotiate, hire an attorney or utilize his firm to draft, and execute relevant agreements, disclosure documents, and other instruments. Mr. Margulies has not used any attorney for these functions. The Registrant will not be able to expend a significant amount of funds on a complete and exhaustive investigation. Moreover, the Registrant may not discover certain adverse factors regarding such a business opportunity due to its limited business experience in such matters.

     The Registrant will incur nominal expenses in implementing its business plan, which will be paid out-of-pocket by its present senior executive management as interest-free loans to the Registrant. However, the Registrant expects that repayment of these loans will be derived solely from consummation of a business opportunity. The repayment of any loans made to the Registrant will not impede, or be made conditional in any manner to, consummation of a business opportunity. Mr. Margulies will loan money to the Registrant on an as-needed basis. There is no cap on the amount of monies he will loan the Registrant. The Registrant currently does not intend to raise additional monies from investors while it is a blank check company. However, upon the consummation of a business opportunity, the combined entities may raise monies through equity or debt offerings.

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

     As at December 31, 2004, and within the 12-month period following the date hereof, the Registrant does not plan to raise capital by any means whatsoever. Further, prior to the location of a business opportunity, the Registrant has no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities. Because the Registrant is in possession of virtually no resources, management anticipates that to achieve any such acquisition, it will be required to issue shares of our authorized but unissued common stock as the sole consideration for any such venture and it is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any prospective transaction, the Registrant may agree to register all or a part of such securities immediately after the business opportunity is consummated or at specified times thereafter. If such registration occurs, (of which there can be no assurance) it will be undertaken by the surviving entity after the Registrant has successfully consummated a business opportunity, and it is no longer considered a blank check company.

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

Item 7.

Financial Statements.

     Certain statements contained in this Annual Report for the calendar year ended December 31, 2004 on Form 10-KSB (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers not to place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the Commission, which includes this Report, and all amendments hereof.

CARTOON ACQUISITION< INC. (A Development Stage Company) Index to Financial Statements

Page
Report of Independent Auditor	10
Financial Statements:
Balance Sheets as of December 31, 2004
and 2003 `	11
Statements of Operations for the year ended
December 31, 2004, for the period
September 25, 2003 (date of inception)

to December 31, 2003, and for the period
September 25, 2003 (date of inception) to
December 31, 2004	12

Statements of Changes in Stockholders’ Equity
for the period September 25, 2003 (date of
inception) to December 31, 2004	13

Statements of Cash Flows for the year ended
December 31, 2004, for the period
September 25, 2003 (date of inception)
to December 31, 2003, and for the period
September 25, 2003 (date of inception) to
December 31, 2004	14

Notes to Financial Statements	15

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Cartoon Acquisition, Inc.

I have audited the accompanying balance sheets of Cartoon Acquisition, Inc. (the Company), a development stage company, as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2004, for the period September 25, 2003 (date of inception) to December 31, 2003, and for the period September 25, 2003 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cartoon Acquisition, Inc., a development stage company, as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004, for the period September 25, 2003 (date of inception) to December 31, 2003, and for the period September 25, 2003 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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

	/s/ Michael T. Studer CPA P.C.
Freeport, New York
June 10, 2005
CARTOON ACQUISITION, INC.
(A Development Stage Company)
Balance Sheets
		December 31,

Assets	2004		2003

Current assets:
Cash and cash equivalents	$-		$-
Prepaid expense	155		-

Total current assets	155		-
Other assets	-		-

Total assets	$155		$-

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$50		$60

Total current liabilities	50		60
Other liabilities	-		-

Total liabilities	50		60

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, 0 shares issued and outstanding	-		-
Common stock, $.0001 par value; 100,000,000 shares
authorized, issued and outstanding 200,001

and 1 shares, respectively			20	-
Additional paid-in capital			399	124
Deficit accumulated during the development stage			(314)	(184)

Total stockholders' equity (deficiency)			105	(60)

Total liabilities and stockholders' equity (deficiency)			$155	$-

See notes to financial statements.
	CARTOON ACQUISITION, INC.
	(A Development Stage Company)
	Statements of Operations
		Period
		September 25,		Cumulative During
	Year Ended	2003 to		the Development Stage
	December 31,	December 31,		(September 25, 2003 to
	2004	2003		December 31, 2004)

Revenues	$-	$-	$	-

Expenses:
General and administrative	130	184		314

Total expenses	130	184		314

Net loss	$(130)	$(184)	$	(314)

Net loss per share, basic and diluted	$(0.00)	$(184.00)

Weighted average number of common
shares outstanding, basic and diluted	125,001	1

See notes to financial statements.

	CARTOON ACQUISITION, INC.

Issuance of common stock to sole officer and director in September 2003 for services

Net loss for the period September 25,

2003 to December 31, 2003

Balances, December 31, 2003

Company expenditure paid by

Company's attorney in March 2004

Issuance of common stock to new sole officer and director in

May 2004 for services

Net loss for the year ended

December 31, 2004

Balances, December 31, 2004

See notes to financial statements.

(A Development Stage Company)
Statements of Changes in Stockholders' Equity

Deficit
Accumulated
		Additional	During the	Total

Common Stock		Paid-In	Development	Stockholders'

Equity
Shares	Amount	Capital	Stage	(Deficiency)

1	$-	$124	$-	$124
-	-	-	(184)	(184)

1	-	124	(184)	(60)
-	-	275	-	275
200,000	20	-	-	20
-	-	-	(130)	(130)

200,001	$20	$399	$(314)	$105

CARTOON ACQUISITION, INC.

	(A Development Stage Company)
	Statements of Cash Flows

			Cumulative
		Period	During the
		September 25,	Development Stage
	Year Ended	2003 to	(September 25, 2003
	December 31,	December 31,	to December 31,
	2004	2003	2004)

Cash flows from operating activities:
Net loss	$(130)	$(184)	$(314)
Services rendered for common stock	20	124	144
Changes in operating assets
and liabilities:
Prepaid expense	(155)	-	(155)
Accounts payable and
accrued expenses	(10)	60	50

Net cash provided by (used in)
operating activities	(275)	-	(275)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Company expenditure paid by
Company attorney	275	-	275

Net cash provided by (used in)
financing activities	275	-	275

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents,
beginning of period	-	-	-

Cash and cash equivalents,
end of period	$-	$-	$-

Supplemental disclosures of
cash flow information:
Interest paid	$-	$-	$-

Income taxes paid

$

-

$

- $

-

See notes to financial statements.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Year Ended December 31, 2004,
For the Period September 25, 2003 (Inception)
to December 31, 2003, and For the Period
September 25, 2003 (Inception) to December 31, 2004

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

At December 31, 2004, the Company had working capital and stockholders’ equity of $105. For the period September 25, 2003 (inception) to December 31, 2004, the Company incurred net losses of $314. Further, the Company failed to timely file periodic reports with the SEC subsequent to its filing of its Registration Statement on Form 10-SB on October 3, 2003. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

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

NOTE 4 – INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At December 31, 2004, deferred tax assets consist of:
Net operating loss carryforward	$107
Less valuation allowance		(107)
Net		$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $107 attributable to the future utilization of the $314 net operating loss carryforward as of December 31, 2004 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2023 and 2024 in the amounts of $184 and $130, respectively.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     On or about July 2, 2004, then the Registrant's sole Director, James W. Margulies, adopted a corporate action by written consent in lieu of a meeting; whereby, Mr. Margulies caused the Registrant to engage the firm of Liebman Goldberg & Drogin LLP as the Registrant's independent auditors, effective July 2, 2004.

     Mr. Margulies was of the opinion that this action was necessary in that the Registrant's existing (previous) certifying accountant, Berger, Apple & Associates Ltd. Of Beachwood, Ohio ("Berger Apple"), was dismissed because the firm was not registered in accordance with the Public Company Accounting Oversight Board ("PCAOB"), the registration of which is required by the Commission's rules and regulations.

     On or about July 2, 2005, the Registrant's certifying accountant, Berger, Apple & Associates Ltd., of Beachwood, Ohio ("Berger Apple"), formally confirmed the Registrant's statements made in that certain Form 8-K, dated July 2, 2004; whereby, the Registrant notified its certifying accountant of its dismissal it was not registered with the Public Company Accounting Oversight Board ("PCAOB"), the registration with which is a requirement of the Commission's rules and regulations.

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

SUBSEQUENT EVENTS PRESENTING CONFLICTING INFORMATION.

     On or about April 5, 2005, the Registrant's Board of Directors approved the engagement of the accounting firm of Michael T. Studer, C. P. A., of Freeport, New York to serve as the Registrant's certifying accountant ("Studer"). Subsequently, then the Registrant's principal shareholder, Randolph S. Hudson, performed a corporate action, which was adopted by the written consent of the holders of approximately 92.5% of the Registrant's common voting equity securities; whereby, he appointed Studer to serve as the Registrant's certifying accountant.

     It was Mr. Hudson's understanding that the firm of Liebman Goldberg & Drogin LLP, albeit previously appointed to serve as the Registrant's certifying accountant, (i) never performed any work or services for the Registrant, (ii) was not owed money by the Registrant for the performance of any work or services, and (iii) was never formally engaged, as would customarily be evident by the execution and delivery by the Registrant of an engagement letter.

     Therefore, Mr. Hudson, who also serves the Registrant as its sole director and executive officer as of the date this Report was actually filed, in reliance of his examination of the information theretofore submitted to him for his review, did not consider the firm of Liebman Goldberg & Drogin LLP to actually have been engaged to serve as the Registrant's certifying accountant, as it did not perform any work or services for the Registrant.

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

     The Registrant must inform the Commission and the public: From the date on which Mr. Hudson acquired approximately 92.5% of the Registrant's common voting equity securities, Mr. Hudson's intention was and remains, among other things, to organize the Registrant's business and affairs and to remedy the Registrant's delinquent reporting obligations. In the process of accomplishing his objectives (as were previously reported on Schedule 13D), which, in turn, are the objectives of the Issuer, Mr. Hudson engaged Studer to perform the Registrant's delinquent and current accounting reports. (This event was to have been reported on a Form 8-K Current Report; however, the Registrant, as of the date hereof, has not filed that report, but it expects to include that information on Item 8B of its Annual Report for the Calendar Year ended December 31, 2005, the section of Form 10-KSB that requires undisclosed information ordinarily to have been reported on a Form 8-K to be contained.

     To continue, as the result of Mr. Hudson's efforts on behalf of the Registrant, with regard to remedying the Registrant's delinquent reports (and subsequent to his acquisition of approximately 92.5% of the Registrant's common stock), he was not in possession of the actual original letter to the Commission from Berger Apple. Consequently, Mr. Hudson requested Berger Apple to provide the Registrant with (as it turns out, another) letter of resignation. However, the letter (which is annexed as an exhibit hereto) states that Berger Apple resigned as the Registrant's certifying accountant as of January 1, 2004; thus, the information the Registration provided to the Commission on Form 8-K, dated July 8, 2004, contradicts the new information contained in the letter that the Registrant is providing herewith.

     In conclusion, it is the opinion of the Registrant's current principal executive officer (he is serving the Registrant on the actual date this Report was filed), this contradictory information is attributable to (1) Berger Apple's not having performed any accountancy services for the Registrant from the date of its registration statement on Form 10-SB, (2) the Registrant's new principal executive officer did not have full and complete original records of the Registrant from which to formulate his decision by asking Berger Apple to deliver a copy of its original letter of resignation, and (3) by the fact that Berger Apple - regardless of the actual date o its resignation -perform any work or services for the Registrant from the date that firm prepared the statements of financial condition which were delivered together with the Registrant's Registration Statement on Form 10-SB. Specifically, to that extent, although the Commission and the public may perceive contradictory thoughts resulting from the irregularities associated with the two Berger Apple letters of resignation discussed herein, from the perspective of the principal executive officer of the Registrant, Berger Apple's work for the Registrant was complete on September 30, 2003.

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

     As at December 31, 2004, in respect of the controls and procedures described in 17 CFR 240.13a -15 and 17 CFR 240.15d -15:

1. The Registrant did not have adequate internal control over financial reporting (as defined in 17 CFR 240.13a -

15); and

2.	In the absence of full-time senior executive management, the Registrant was unable to effectively evaluate the effectiveness by its senior executive management of its controls and procedures for what was to have been its annual report for the year ended December 31, 2004, the period and date this Report was originally due to have been filed.

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

Item 8B.

Other Information.

     The Registrant does not have any other information, which, ordinarily, would have to have been filed on a Form 8-K Current Report, during the fourth calendar quarter of 2004.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters, and Control Persons.

     The following persons served as senior executive officers and/or directors and/or assistant senior executive officers, during the calendar year ended December 31, 2004:

     Tom Daniels, 49 years of age, served as the Registrant's sole director, President, Treasurer, and Secretary from the date of its inception until May 14, 2004. There were no agreements or understandings of the officer and director to resign at the request of another person, and the above-named officer and director was not acting on behalf of, nor acted at the direction of, any other person.

Set forth below is Mr. Daniels' business experience during at least the last five years:

     Tom Daniels acted as President, Treasurer, Secretary, and director of and for the Registrant and he served as the sole officer and director of the Registrant from the date of its inception to May 14, 2004. In 1995, he founded and became Chief Executive Officer of MediaWorks International, a company that served the worldwide television distribution needs of various film studios. In 1998, MediaWorks International was sold to Net Currents (NASDAQ: NTCS), where Mr. Daniels continued as CEO until his departure in early 2002. Mr. Daniels received a Masters degree from Northwestern University in communications/business and a B.A. from Roosevelt University, where he double-majored in Psychology and English.

     James W. Margulies, 41 years of age, serves as the Registrant's sole officer and director and has served in such position from May 14, 2004. There are no agreements or understandings of the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is his business experience during at least the last five years:

     Mr. Margulies is admitted to practice law before the State Bar of Ohio and is a senior partner of the law firm of Margulies and Levinson LLP of Pepper Pike, Ohio.

     Jeffrey Levinson, 45 years of age, served as the Registrant's Assistant Secretary from February 18, 2004 to May 14, 2004. There were no agreements or understandings of the officer to resign at the request of another person, and the above-named officer did not act on behalf of, nor acted at the direction of, any other person.

Set forth below is his business experience during at least the last five years:

     Mr. Levinson is admitted to practice law before the State Bar of Ohio and is a senior partner of the law firm of Margulies & Levinson LLP of Pepper Pike, Ohio.

     Other than for Mr. Margulies, as mentioned above, the Registrant employs no employees and does not anticipate hiring any in the future until it will successfully implement its business plan described elsewhere herein. None of the Registrant's sole executive officer/director, promoters, or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons; Mr. Margulies is exempt from the statutory disqualification provisions of the Securities Act and the Exchange Act.

     Mr. Margulies is not to be considered an "audit committee financial expert." Similarly, for the calendar year ended December 31, 2004, the Registrant's Board of Directors did not employ or otherwise engage the services of an audit committee financial expert, and, as of December 31, 2004, the Registrant does not have an audit committee.

Compliance with Section 16(a) of the Exchange Act.

     The Registrant is a small business issuer with a class of equity securities registered pursuant to section 12 of the Exchange Act; the Registrant's senior executive officer has performed a review of beneficial ownership and has determined that all persons required to report their ownership of shares of the Registrant's common voting equity securities have timely and accurately filed such reports on either Form 3 or Form 4 for the Registrant's calendar year ended December 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance.

     After performing the required due-diligence, the Registrant has determined the persons required to report their ownership of shares of the common voting equity securities of the Registrant have done so.

     The results of the investigation revealed that 200,000 shares of the Registrant's common stock is owned by James W. Margulies, the Registrant's sole officer and director, and, Mr. Margulies timely filed the requisite Form 3 report with the Commission in the period provided by law.

     Tom Daniels had been the only shareholder from the date of the Registrant's inception to May 14, 2004 and he did not file any late reports, nor did he intentionally fail to file any required reports, in this regard for the period in question. Mr. Daniels' ownership in the Registrant is limited to one (1) share of the Registrant's common stock.

Code of Ethics.

     As at December 31, 2004, the Registrant's Board of Directors did not adopt any form of a code of ethics that would apply to any of each of the Registrant's principal executive officer, principal financial officer, or the same person performing similar functions.

Item 10. Executive Compensation.

     The Registrant's sole executive officer and director, James W. Margulies, did not and does not receive any compensation for his services to it rendered; he has not received such compensation in the past (other than by the Registrant's issuance of 200,000 shares of its common stock issued Mr. Margulies in consideration for the formation and organization of the Registrant), and is not accruing any compensation pursuant to any agreement with the Registrant.

     The Registrant's sole officer and director will not receive any finder's fee, either directly or indirectly, because of his efforts to implement the Registrant's business plan outlined herein.

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

Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth each person known by the Registrant to be the beneficial owner of five percent or more of its common stock, which is the only class of the Registrant's outstanding voting securities, as of December 31, 2004, all directors individually and all of the Registrant's directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of	Name and Address	Amount and Nature	Percent
Class	of Beneficial Owner (1)	of Beneficial Owner	of Class

Common
Stock	James W. Margulies
24300 Chagrin Boulevard
	Suite 210	200,000 Shares
	Cleveland, Ohio 44122	Beneficial Ownership	99.99%

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

     Although the Registrant has not and does not intend to enter into any transactions with its senior executive management, or nominees for such positions, it should be noted: for the calendar year ended December 31, 2004, the Registrant utilized the offices of Margulies & Levinson LLP, the law firm of which James W. Margulies, the Registrant's sole officer and director, is the principal, as its executive office address. There was no rent charged the Registrant by Margulies & Levinson for such use.

     The Registrant issued 1,240,000 restricted shares of its common stock to Tom Daniels, its former President, Treasurer, Secretary, and sole director for his services rendered in the formation and organization of the Registrant. Other than this transaction, the Registrant has not entered into transactions with any other persons or promoters, with the single exception of James W. Margulies, as discussed hereinbelow.

     Mr. Daniels acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that he may not sell such securities unless they are either registered with the Commission and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by the Commission's Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90-day periods.

     The Registrant issued 200,000 restricted shares of its common stock to James W. Margulies, its current President, Treasurer, Secretary, and sole director for his services rendered in the formation and organization of the Registrant, which was valued at $20. Other than this transaction, the Registrant has not entered into transactions with any other promoters.

     Mr. Margulies acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that he may not sell such securities unless they are either registered with the Commission and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by the Commission's Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90-day periods.

     The Registrant's senior executive manager is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Margulies may face a conflict in selecting between the Registrant and their several other business interests. The Registrant has not formulated a policy for the resolution of such conflicts.

Item 13.

Exhibits.

16.1	Resignation of Berger Apple

17.1	Resignation of Tom Daniels

17.2	Resignation of Jeffrey M. Levinson

31.1	Principal Executive Officer's "302" Certification

31.2	Principal Financial Officer's "302" Certification

32.1	Chief Executive Officer's "906" Certification

32.2	Chief Financial Officer's "906" Certification

99.1	Form 8-K Current Report dated May 14, 2004

99.2	Form 8-K Current Report dated July 2, 2004

Item 14. Principal Accountant Fees and Services.

     Based upon information and belief, and, after reviewing all of the Registrant's records and other information available to the senior executive management of the Registrant on the date this Report was compiled and presented to the Commission and to the public, for the calendar year ended December 31, 2004, the Registrant responds to the queries presented by this item fourteenth of this Report, as follows:

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

Audit Committee Policies.

     As at December 31, 2004, the Registrant did not establish a formal audit committee; moreover, there was no other body established by the Registrant's Board of Directors or senior executive management to give pre-approvals or to, otherwise, establish policies and procedures related to the subject matter of the types described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

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

DATED: February 2, 2006

By Order of the Board of Directors: CARTOON ACQUISITION, INC.

Randolph S. Hudson
Chief Executive Officer
Chief Financial Officer