Form 10QSB
period 2005-03-31
CARTOON ACQUISITION, INC.
filed 2006-02-15
CIK 1265869

United States Securities and Exchange Commission Washington, D.C. 20549 www.sec.gov

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 2005
Commission File Number: 000-50411

CARTOON ACQUISITION, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0269287
(State of Incorporation)	(I.R.S. Employer Identification Number)

One East Main Street Suite 610 Rochester, New York 14614-1880 (Address of Principal Executive Offices)

(585) 993-9930 (Registrant's Telephone Number, including Area Code) Telecopier (585) 486-1423 Electronic Mail: cartooninvestors@rochester.rr.com

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (2)X No (1)X

Indicate by check mark whether the Registrant is a shell company (as defined 12b-2 of the Exchange Act): Yes X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, par value $ 0.0001 per share, 200,001

Transitional Small Business Disclosure Format (Check one): Yes No X

APPLICABLE DISCLOSURES AND DISCLAIMERS.

     This Report is a Quarterly Report for the quarterly period ended March 31, 2005 and filed with the U. S. Securities and Exchange Commission (the "Commission") on Form 10-QSB (this "Report") and contains summaries of the material terms of prospective plans of operation and the unaudited financial condition of the Registrant, which the Registrant believes to be accurate. Such summaries are qualified in their entirety by reference to any such documents. The Registrant has stated all of the material facts necessary for the Commission and the public to make an informed decision pertinent to the matters subject and to the disclosures herein by amendment made.

INTEGRATED REPORTS TO SECURITY HOLDERS.

     This information required by Form 10-QSB and contained in this Report also contains certain information that was delivered to shareholders of the Registrant and integrated herein. The Registrant has met the requirements of General Instruction "D" of Form 10-QSB for integrating reports to security holders herein, and, the Registrant has identified the appropriate sections of this Report, accordingly, to identify such integrated information. Because all of the integrated information satisfies the requirements of the applicable items and/or instructions of Form 10-QSB, the information to the Registrant's security holders is included in this Report and is being filed electronically herewith. No further paper filing covering this integrated information shall be filed with the Commission.

     Moreover, because this Report contains information to the Registrant's security holders that, ordinarily, is required to be contained in an additional or independent report to security holders, the Registrant is notifying its security holders of the location of additional information, pursuant to Regulation 14A and/or Regulation 14C. In addition, the Registrant is integrating the information that, ordinarily, was to have been provided to the Commission and to the public on Schedule 14f-1, which the Registrant was incapable of filing without unreasonable effort and expense.

     To the Registrant's security holders, please take note: The Registrant is subject to the reporting requirements of section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, is obligated to file current, quarterly, annual, and transitional reports, proxy statements, and other information with the Commission, and is obligated to deliver copies of certain reports and filings by mail to its shareholders and to certain other parties, as required by Federal securities laws. Such reports, proxy statements, and other filings may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of said materials may be obtained at prescribed rates from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549 or from the Commission's Web site, the electronic address for which is www.sec.gov.

     The Registrant shall permit its shareholders to ask questions of and receive answers from the Registrant concerning any aspect of the information contained in this Report, and, if necessary, to obtain additional information pertaining to information to security holders integrated in this Report, to the extent the Registrant possesses such information or to the extent the Registrant can acquire such information without unreasonable effort or unreasonable expense, in order to verify the accuracy of the information contained in this Report to any of its shareholders. The Registrant encourages its shareholders to contact it; if electronically, to cartooninvestors@rochester.rr.com, or, if by mail, to its mailing address, which is Post Office Box 202, Wyoming, New York 14591-0202, or to the address of its principal executive office, which is first written on the cover hereof. (The Registrant cannot assure the public that its electronic mail (e-mail) address will remain active or available for any period subsequent to the filing date of this Report.)

NOTICE OF EVENTS TO BE REPORTED AND TIME FOR FILING OF REPORT.

     This Report contains information on the Registrant as of the date and for the period ended on the cover hereof, as amended, except for information contained in other reports, writings, filings, or schedules, that may be incorporated herein by reference thereto, which the Registrant guarantees to be accurate as of the dates of each such respective report, writing, filing, or schedule.

MATERIALS INCORPORATED BY REFERENCE.

     Prior to the filing of this Report by the Registrant, the Registrant filed certain information with the Commission under the cover of Form 8-K, for the current events that occurred on January 26, 2005 (and which was reported to and filed with the Commission on July 13, 2005). The Registrant incorporates all of the information contained in said Form 8-K herein by reference thereto. In addition, the Registrant's principal executive officer, Randolph S. Hudson, filed a Schedule 13D on March 29, 2005, which outlined, in some detail, Mr. Hudson's ambitions with regard to the development of the Registrant and the development of its business, while he remained the controlling shareholder-in-supermajority of the Registrant's common voting equity securities; therefore, the Registrant incorporates said Schedule 13D (for the purposes of referencing certain statements made therein) herein by reference thereto.

FURTHER UNDERTAKINGS.

     The Registrant, for the events that occurred during the period described herein, further agrees (a) to timely file an amendment or amendments that reflect a change or changes in the facts or events that, individually or collectively, represent a fundamental change in the information contained in this Report on Form 10-QSB for the period in question, and (b) to include any other information that may be pertinent to the events described in this Report and obtained by the Registrant on a date beyond the date of this Report.

NO REVIEW BY THE COMMISSION.

     The Registrant's corporate and financial information presented in this Report have not been approved or disapproved by the Commission. Further, the Commission has not passed upon the fairness or merits neither of the subject transactions, nor upon the accuracy or adequacy of the information contained in this Report, nor in any schedule, exhibit, or supplement annexed hereto or incorporated herein by reference thereto. Any representation to the contrary is unlawful.

PART I – FINANCIAL INFORMATION

     Certain statements contained in this Quarterly Report for the quarterly period ended March 31, 2005 on Form 10-QSB (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers to not place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the U. S. Securities and Exchange Commission (the "Commission"), which includes this Report, and all amendments hereof.

Item 1. Financial Statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions on Form 10-QSB (applicable to non-asset-backed, small business issuers), and, therefore, do not include all of the information and footnotes that may be necessary for a complete presentation and evaluation of the Registrant's financial position, results of operations, cash flows and stockholders' deficit, in conformity with generally accepted accounting principles. In the opinion of the Registrant's senior executive management, all adjustments considered necessary for a fair presentation of the results of operation and financial position of the Registrant have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

CARTOON ACQUISITION, INC. (A Development Stage Company) Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2005
(Unaudited) and December 31, 2004	5

Statements of Operations for the three
months ended March 31, 2005 and 2004
and for the period September 25, 2003
(date of inception) to March 31, 2005
(Unaudited)	6

Statements of Cash Flows for the three
months ended March 31, 2005 and 2004
and for the period September 25, 2003
(date of inception) to March 31, 2005
(Unaudited)	7

Notes to Financial Statements	8

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2005	2004

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$-
Prepaid expense	140	155

Total current assets	140	155

Other assets	-	-

Total assets	$140	$155

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$2,608	$50

Total current liabilities	2,608	50

Other liabilities	-	-

Total liabilities	2,608	50

Stockholders' equity (deficiency):
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized, 200,001 shares issued and outstanding	20	20
Additional paid-in capital	399	399
Deficit accumulated during the development stage	(2,887)	(314)

Total stockholders' equity (deficiency)	(2,468)	105

Total liabilities and stockholders' equity (deficiency)	$140	$155

See notes to financial statements.

	CARTOON ACQUISITION, INC.
	(A Development Stage Company)
	Statements of Operations
	(Unaudited)

			Cumulative
			During the
			Development
	Three Months Ended		Stage
	March 31,		(September 25, 2003

	2005	2004	to March 31, 2005)

Revenues	$-	$-	$-

Expenses:
General and administrative	2,573	15	2,887

Total expenses	2,573	15	2,887

Net loss	$(2,573)	$(15)	$(2,887)

Net loss per share, basic and diluted	$(0.01)	$(15.00)

Weighted average number of common
shares outstanding, basic and diluted	200,001	1

See Notes to Financial Statements

CARTOON ACQUISITION, INC.
	(A Development Stage Company)
	Statements of Cash Flows
	(Unaudited)
			Cumulative
			During the
			Development
	Three Months Ended		Stage
	March 31,		(September 25, 2003

	2005	2004	to March 31, 2005)

Cash flows from operating activities:

Net loss	$(2,573)	$(15)	$(2,887)
Services rendered for common stock	-	-	144
Changes in operating assets and liabilities:

Prepaid expense	15	(200)	(140)

Accounts payable and accrued expenses	2,558	(60)	2,608

Net cash provided by (used in)

operating activities	-	(275)	(275)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Company expenditure paid by
Company attorney	-	275	275

Net cash provided by (used in)
financing activities	-	275	275

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents,
beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$	- $	- $	-

Income taxes paid	$	- $	- $	-

See notes to financial statements.

CARTOON ACQUISITION, INC.

      (A Development Stage Company)

Notes to Financial Statements For the Three Months Ended March 31, 2005 and 2004

and For the Period September 25, 2003 (Inception) to March 31, 2005 (Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 and for the period September 25, 2003 (inception) to March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the periods ended March 31, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004 as included in our report on Form 10-KSB.

NOTE 2 – ORGANIZATION

Cartoon Acquisition, Inc. (the “Registrant”) was incorporated in the State of Delaware on September 25, 2003. The Registrant has no products or services; the Registrant is seeking a business to merge with or acquire.

On May 4, 2004, the Registrant effected a reverse stock split of 1 share for each 1,240,000 shares held, thereby decreasing the number of issued and outstanding common shares from 1,240,000 to 1. All references to shares and per share amounts in the accompanying financial statements have been presented to retroactively reflect this reverse split.

NOTE 3 – BASIS OF PRESENTATION

The Registrant has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Registrant’s have been limited to organizational efforts and filing a Registration Statement on Form 10-SB with the Securities and Exchange Commission (“SEC”).

At March 31, 2005, the Registrant had negative working capital and a stockholders’ deficiency of $2,468. For the period September 25, 2003 (inception) to March 31, 2005, the Registrant incurred net losses of $2,887. Further, the Registrant failed to timely file periodic reports with the SEC subsequent to its filing of its Registration Statement on Form 10-SB on October 3, 2003. These factors create uncertainty as to the Registrant’s ability to continue as a going concern. The Registrant is making efforts to acquire a business with assets and operations. However, there is no assurance that the Registrant will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Registrant be unable to continue as a going concern.

NOTE 4 – INCOME TAXES

No provision for income taxes has been recorded since the Registrant has incurred net losses since inception.

At March 31, 2005, deferred tax assets consist of:
Net operating loss carry forward	$982
Less valuation allowance	(982)
Net	$-

Based on management’s present assessment, the Registrant has not yet determined it to be more likely than not that a deferred tax asset of $982 attributable to the future utilization of the $2,887 net operating loss carry forward as of March 31, 2005 will be realized. Accordingly, the Registrant has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2005. The Registrant will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in years 2023, 2024, and 2025 in the amounts of $184, $130, and $2,573, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 – CONTINGENCY

On January 25, 2005, the Registrant’s sole officer and director resigned as officer and director and sold 185,000 of the 200,000 shares of the Registrant's common stock owned by him to an unrelated third party for a promissory note in the amount of $100,000. This promissory note does not bear interest, is due on or before August 24, 2005, and is secured by the 185,000 shares of the Registrant's common stock.

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

2.1. Plan of Operation.

     On January 25, 2005, Randolph S. Hudson entered into a private securities transaction with James W. Margulies; whereby, Mr. Hudson purchased 185,000 shares of the Registrant's common voting equity securities for $100,000, to become payable to Mr. Margulies under a non-interest bearing promissory note, which was guaranteed by a pledge and security agreement of Mr. Hudson's 185,000 shares in favor of Mr. Margulies in the event of Mr. Hudson's default. Prior to the purchase date, the Registrant had two shareholders: Mr. Margulies, who owned 200,000 shares of the Registrant's common voting equity securities, and Tom Daniels, who owned one (1) share of the Registrant's common voting equity securities. Following that certain private securities transaction, Mr. Hudson controlled the Registrant, by ownership of his shares in plurality, which ownership represented approximately 92.5% of the Registrant's total issued and outstanding common voting equity securities. Following the date of that certain transaction, the Registrant was represented by three shareholders who, in the aggregate, owned 200,001 shares of the Registrant's common voting equity securities.

     On March 28, 2005, Mr. Hudson filed a Schedule 13D with the Commission, which, among other things, indicated Mr. Hudson's intentions in regard to the Registrant. (To the extent permitted by the Commission's rules and regulations, the Registrant incorporates all or certain portions of Mr. Hudson Schedule 13D filing, as may be applicable to this tutorial to the public and to the Commission, herein by reference thereto.)

     To continue, in general, Mr. Hudson stated his intentions were (a) to file all of the Registrant's delinquent reports with the Commission, (b) to qualify by election new members to the Registrant's Board of Directors, (c) to appoint one or more new senior executive officers to serve the Registrant, and (d) to cause the Registrant to aggressively pursue the consummation of a qualified business combination and/or to cause the Registrant to engage in any business act or activity.

     In retrospect, the resultant effects of that certain transaction described hereinabove were: (a) a change in the Registrant's Board of Directors, whereby Mr. Hudson, by a shareholder action effected by written consent by less than the unanimous vote of all of the Registrant's shareholders, elected Mr. Hudson to serve as the sole director of the Registrant, and (b) a change in the senior executive management of the Registrant, whereby Mr. Hudson, acting as the sole director, by a corporate action made to become effective by the unanimous resolution of the Registrant's Board of Directors (of which Mr. Hudson was and is the sole member), appointed Mr. Hudson to serve as the Registrant's President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer. As the result of these shareholder and corporate actions, certain risks may become evident to the existing or new holders of the Registrant's common stock; namely, Mr. Hudson is in the position to determine any plan of operation for the Registrant, Mr. Hudson has the sole discretion of electing, appointing, and/or terminating the employment of any additional directors and/or officers of the Registrant, and, Mr. Hudson may act in any manner he, or his legal nominees, determine to be suitable for the Registrant's ongoing development, or lack thereof, with or without the threat of the effect of any acts or actions by shareholders who may oppose Mr. Hudson's act or actions.

     Upon the analysis of the Registrant's plan of operation (forward from the date of this Report - not the actual filing date hereof), by compulsion of its principal stockholder Mr. Hudson, it is the Registrant's intent by the end of its 2005 calendar year: (a) to prepare and file its delinquent reports as required by section 15(d) of the Exchange Act with the Commission, (b) to aggressively pursue the purchase of a business or to consummate the acquisition of a company engaged in an ongoing business enterprise, (c) to effect a business combination with a qualified candidate, or (d) any combination of the foregoing. In addition, it is the Registrant's intent to establish a matrix, or several matrices, that would permit the Registrant to enact reliable controls and procedures, as such controls and procedures are defined in 17 CFR 22.307 et seq.

     From January 2005 through the end of the period covered by this Report, the Registrant, independent of any outside, or third party, sources of capital or credit accommodations, has been independently incapable of satisfying its cash requirements to proceed with its plan of operation. However, the Registrant has relied on its principal stockholder, Mr. Hudson to make disbursements on its behalf, and, the Registrant has been able to rely on certain third-party providers (persons known or introduced to Mr. Hudson) to advance funds to the Registrant in order for it to aggressively pursue its development objectives.

2.2. Management's Discussion.

     In general, the Commission and the public should be informed that the Registrant has no operations or revenues. The Registrant plans to seek business opportunity candidates; otherwise, the Registrant expects to remain without operations and without accepting offers from any business opportunity candidate.

     As of March 31, 2005, the Registrant did not engage in any negotiations with any specific entity regarding the possibility of a business combination with the Registrant and that its sole officer and director, or his associates, have had no preliminary contact or discussions with and that there are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction between the Registrant and any other entity. In addition, from the date of the Registrant's inception to-date, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists to assist the Registrant in locating a business opportunity. Presently, or, in the least for the quarterly period ended March 31, 2005, it is not the Registrant's intention to employ the services of any of those individuals or entities. Instead, the Registrant will rely upon its sole officer and director to effect those services normally provided by professional advisors or financial consultants. Specifically, the Registrant's sole officer and director will identify prospects through his present associations such as those of his attorneys, business acquaintances, and similar persons. (The

Commission and the public should be informed that it is the intention of the Registrant's sole officer and director to employ an investor relations firm and a broker-dealer within the nine-month period following the date of this Report.

     The Registrant will not limit its search for a business opportunity to any specific business, industry, or geographical location. Depending on the qualification of any given business opportunity, the Registrant may participate in virtually any kind of business. The Registrant's sole officer and director anticipates the Registrant will participate in only one potential business opportunity, as it has no assets and extremely limited financial resources. To-date, the Registrant has not developed any criteria for the selection of business opportunities. However, the Registrant's sole officer and director will not select or enter into an asset acquisition, merger, or share exchange agreement with a prospective candidate, unless such candidate can provide audited financial statements and comply with all of the Commission's reporting requirements. The Registrant's sole officer and director will have complete discretion in selecting an appropriate business opportunity for the Registrant, or for any subsidiary to be formed and organized to conduct business for the Registrant.

     Available business opportunities may exist in many different industries, any of which could be in various stages of development. Accordingly, comparative investigation and analysis of such business opportunities is difficult and complex. The Registrant does not and will not have any capital to attract the owners of business opportunities who desire significant cash or other assets.

     However, in contrast to the speculation of the Registrant engaging in an ongoing business (through a business combination, stock purchase, or asset acquisition) the Registrant's sole officer and director believes that an opportunity may exist, whereby, the Registrant would be acquired by a private company that does not wish to incur the cost and time involved in an initial public offering or registration as a fully reporting public company, however, that does desire its securities to be quoted on an electronic or intermediary quotation system or to have its securities traded on a regional or national exchange. The principal shareholders or owners of such business opportunities will, however, incur significant legal and accounting costs associated with the Commission's and with various state's securities transaction reporting requirements, in addition to the legal cost of ancillary agreements and other documents. The Exchange Act specifically requires that any business opportunity candidate comply with all applicable reporting requirements, including filing reports to disclose material events, periodic reports, quarterly reports, and annual reports, most of which must be accompanied by audited financial statements. The Registrant believes that there is a demand by non-public corporations for shell corporations that are publicly held registered companies. The Registrant's sole officer and director further believes that demand for "shell" corporations has increased dramatically from the date the Commission imposed stringent requirements on blank check companies pursuant to Regulation 419 of the Act. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for these so-called "shell" corporations. However, there is no assurance that the foregoing assumption is accurate or correct. In conclusion, however, the Registrant's sole officer and director has not conducted market research and is not aware of any market data that would support any such perceived benefits for a business opportunity owner.

     The Registrant's plan of operations will be conducted through the efforts of its principal shareholder, sole officer, and sole director, Randolph S. Hudson, and, thus, will not require any additional funds. It is anticipated that Mr. Hudson will furnish the Registrant with business opportunity candidates. The Registrant has not, and does not, plan to use any notices or advertisements in our search for business opportunities. Mr. Hudson, on a case-by-case basis, will investigate specific business opportunities and negotiate, hire an attorney, and draft and execute all pertinent agreements, disclosure documents, and other instruments. Mr. Hudson anticipates using his private attorney, Stephen D. Rogoff, of Rochester, New York, for all of these functions, except for securities and securities-related transactions, areas in which Mr. Rogoff does not customarily practice. The Registrant will not be able to expend a significant amount of funds on a complete and exhaustive investigation. Moreover, the Registrant may not discover certain adverse factors regarding such a business opportunity due to its limited business experience in such matters.

     The Registrant will incur nominal expenses in implementing its business plan, which will be paid out-of-pocket by its present sole officer and director as interest-free loans to the Registrant, or, which may be paid-out by certain individuals or entities whom or which may extend credit accommodations to the Registrant under favorable terms and conditions. However, the Registrant expects that repayment of these loans will be derived solely from consummation of a business opportunity or from the sale of all or a portion of Mr. Hudson's securities in the Registrant. The repayment of any loans made to the Registrant will not impede, or be made conditional in any manner to, consummation of a business opportunity. Mr. Hudson will loan money to the Registrant, or arrange for loans to the Registrant by qualified third parties, on an as-needed basis. Presently, if any such funds were required by the Registrant, there would be no limit on the amount of monies he or they, respectively, will loan the Registrant.

     Prior to making a decision in a business opportunity, the Registrant plans to obtain written materials regarding the business opportunity including, a description of products, services, and that company's history; management resumes; financial information; available projections with related assumptions; evidence of existing patents, trademarks, service marks, or rights thereto and of the foregoing; present and proposed forms of compensation to management; a description of present and required facilities; an analysis of risk and competitive conditions; and other relevant information.

     Further, prior to the location of a business opportunity, the Registrant has no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities. Because the Registrant is in possession of virtually no assets and has extremely limited, if non-existent, resources, the Registrant's sole officer and director anticipates that for the Registrant to consummate any such asset acquisition, stock purchase, merger, or share exchange, the Registrant will be required to issue shares of its authorized but unissued common stock as the sole consideration for any such venture, and, it is anticipated that any securities issued in any such acquisition, business combination, or share exchange would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any prospective transaction, the Registrant may agree to register all or a part of such securities immediately after the acquisition, business opportunity, or share exchange is consummated or on a specified date thereafter. If such registration occurs, (of which there can be no assurance) it will be undertaken by the surviving entity after the Registrant has successfully consummated an acquisition, stock purchase, merger, or share exchange, and after it is no longer considered to be a "blank check" company.

     The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Registrant's securities (if any) may have a depressive effect on the future value of its securities, if such a market develops, of which there is no assurance. The completion of any asset acquisition, stock purchase, merger, or share exchange, which utilizes the Registrant's common voting equity securities, will result in a significant issuance of shares and substantial dilution to the Registrant's present stockholders.

     The Registrant does not anticipate any significant changes in the number of its employees. For the time being, and for at least for the nine-month period following the date of this Report, the Registrant's sole officer and director does not plan to engage in research and development and does not plan to purchase or sell plant or equipment.

     The Registrant will seek to expand its operations through consummation of a currently unidentified business opportunity, which entails risks that purchasers of its securities will not have a basis to evaluate.

     Some of the risks that are presently analogous to the Registrant and to the Registrant's shareholders (which have been reported on a Form 8-K Current Report for the period ended January 26, 2005 (and filed with the Commission on July 13, 2005) are as follows:

RISKS ASSOCIATED WITH THE REGISTRANT, IN-GENERAL.

Expectation of Substantial Future Losses. The Registrant expects to incur substantial further losses in the near future due to significant costs associated with its ongoing business organization and development, including costs associated with the prospective or definitive acquisition of any new business enterprise or by evaluating and entering into a prospective or definitive business combination. The Registrant can make no assurance that its operations, if any, will ever generate sufficient revenues to fund its evaluation or continuation of its, yet unrealized, operations, or that it will ever generate positive cash flow from its operations, or that it will attain or thereafter sustain profitability in any future period.

Speculative Nature of the Registrant's Prospective Future Business. The success of the Registrant's organization and development, beyond the date of this Report, and of any proposed plan or plans of operation, will depend largely on the type of operation or operations, the then financial condition of the Registrant, and then the integrity, capability, and character of the individuals who are, or will be, appointed to serve as members of the Registrant's senior executive management. While the Registrant's present Chief Executive Officer intends to engage in the business purpose stated in the Registrant's most recent registration statement, there can be no assurance that the Registrant will be successful in conducting any such stated business, business purpose, or business objective. Furthermore, in the event the Registrant elects to complete a business combination, or similar non-bankruptcy reorganization (with or without the proceeds from any future sale of any of its securities or debt instruments), the success of the Registrant's operations may be dependent upon its senior executive management's capability to secure capital or credit accommodations from another individual, from a group of individuals, from an entity, or from a combination of entities; any such possibility would subject the Registrant to higher debt levels, the possibility of the encumbrance of all or part of the Registrant's assets or properties (if it were to own or to let any assets or properties), and numerous other factors, the results of which would be unpredictable and beyond the Registrant's control. The merits of the Registrant's undertakings must be evaluated in respect of the uncertainties and complexities that may exist or be apparent in an early stage development company with non-existent or extremely limited capital resources.

The Registrant Does Not Anticipate Paying Dividends. The Registrant has not paid any dividends to the holders of its common stock from the date of its incorporation. Moreover, the Registrant does not anticipate disbursing a dividend to the holders of its common voting equity securities during the nine-month period following the date of this Report.

The Registrant May Issue Shares for the Acquisition of its Properties; The Registrant May Not Survive a Business Combination; Issuance of Future Shares May Dilute Value of Stockholders' Stock. The Registrant's Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share. As of the date hereof, there are 200,001 shares of common stock outstanding and no shares of preferred stock outstanding. The Registrant may issue substantial numbers of shares of either its common voting equity securities or debt securities, or both, to pursue one or more business opportunities, to effect a business combination with one or more entities, or to enhance its assets. Such, or other, future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the Registrant's common stock then held by the Registrant's existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Registrant's senior executive management. The issuance of the Registrant's shares for future acquisitions may have the effect of diluting the value of shares held by its shareholders, and might have an adverse effect on any future market trading in the Registrant's securities. Moreover, if the Registrant's senior executive management were to deem it necessary, for whatever reason, to increase the Registrant's stated authorized capital, such further dilution would have a greater effect upon the Registrant's shareholders, as is described hereinabove, except, in addition to the potential dilution described hereinabove, such added stated capital and resultant dilution may cause some shareholders to own one or fewer shares, as the result of the collective effect of the prospective future events described hereinabove.

The Registrant's Management and Supermajority Shareholder, on a Preferential Basis, May Authorize One or More Anti-Dilution Agreements to Favor Certain Shareholders or Group of Shareholders. The holder-in- supermajority of the Registrant's common stock, Randolph S. Hudson, may direct the Registrant's Board of Directors to enter into each of one or more anti-dilution agreements with each of one or more of the Registrant's current or future shareholders, depending on the rights and preferences associated with their shares and under the relative terms governing the subscription for their shares in the Registrant. If this were to occur, or, if Mr. Hudson was to organize current or future shareholders to vote in accord with him under a voting trust or other form of voting agreement, each of the then existing minority shareholders, or each of the other shareholders whom or which would not be a party to any such anti- dilution or voting agreements, may have to acquiesce to Mr. Hudson's choice on the Registrant's plan of action, or they may have to acquiesce to the voting group's plan or plans of action without being able to input their suggestions for any plan for the Registrant's future development.

The Registrant's Ability to Implement any Future Business Plan. The Registrant's present business plan, modeled from the business purpose it last stated in its most recently filed Form 10-SB Registration Statement, is to effect a business combination with one or more qualified entities and/or to identify and enter into a suitable business transaction with one or more entities. The success of the Registrant's ability to effect its business plan, and its capability to develop an operating-stage business, whereby, it would be required to timely implement its entire plan of operations in its selected field of business would require an effective planning and management process. The Registrant expects that it will need to improve and expand its financial and managerial controls, reporting systems, and operating procedures. If the Registrant experiences delays or cost overruns in implementing these systems, or, if these systems are not as effective as the Registrant anticipated they would be, the Registrant could experience significant material and adverse difficulties and effects.

Reliance on Key Personnel. The Registrant's future success will greatly depend on the significant participation of Randolph S. Hudson, the Registrant's key senior executive officer, and the Registrant may need to hire or retain other professional, technical, operations, and administrative personnel, all of whom will be hired, engaged, or retained by Mr. Hudson. The Registrant's future success also will depend on the Registrant's ability to expand, integrate, and retain its management team. Moreover, recruiting and retaining skilled personnel is highly competitive. If the Registrant fails to retain, hire, and integrate qualified employees, professionals, and consultants, the Registrant would not be able to maintain and expand its future operations, if any then may exist. Moreover, it is the Registrant's opinion that, should Mr. Hudson become unable to serve on the Registrant's Board of Directors, and, should Mr. Hudson be unable to remain employed as the Registrant's Chief Executive Officer, the Registrant's current and future business objectives will not be timely or satisfactorily realized.

Supermajority Control by Principal Stockholder. As of January 25, 2005, Randolph S. Hudson became the Registrant's principal shareholder by purchasing approximately 92.5% of the Registrant's issued and outstanding common stock under a private securities transaction with James W. Margulies. As long as Mr. Hudson holds the number-in-supermajority of the shares of the Registrant's outstanding common stock, he will be able to elect the Registrant's entire Board of Directors and to remove any director, with or without cause and without calling a special meeting. Any shareholders or prospective investors of the Registrant will not be able to affect the outcome of any shareholder vote. As a result, Mr. Hudson will control all matters affecting the Registrant, including: (i) the composition of the Registrant's Board of Directors and, through it, any determination with respect to the Registrant's business direction and policies, including the appointment and removal of its senior executive officers; (ii) the allocation of business opportunities and resources that may be suitable for the Registrant; (iii) any determinations with respect to future mergers or other future business combinations; (iv) the Registrant's acquisition or disposition of assets; (v) the Registrant's financing objectives; (vi) the disposition of any matter relating to dividends, which may be entitled to holders of the Registrant's common stock; and (vii) determinations with respect to the Registrant's tax returns.

RISKS ANALOGOUS WITH FUTURE ACQUISITIONS BY THE REGISTRANT.

Factors beyond the Registrant's Control. The Registrant anticipates that a part of its plan of operations will rely on the acquisition of one or more qualified entities and will rely on the Registrant to enter into one or more business combinations. If the Registrant does conclude one or more acquisitions and/or business combinations, numerous conditions beyond the Registrant's control may substantially affect the success of any such acquisitions or business combinations.

No Shareholder Vote on Selection of Target Companies for Acquisition or for Development. The Registrant's minority shareholders will not have an opportunity to evaluate the specific merits or risks of any prospective acquisition or prospective business combination proposed to the Registrant's Board of Directors by the Registrant's Chief Executive Officer. As a result, shareholders and future investors will be dependent on the judgment of Randolph S. Hudson, the Registrant's current Chief Executive Officer, in connection with the selection of the prospective business assets to be acquired or developed by the Registrant and with the selection of one or more candidates with which the Registrant may amalgamate. There can be no assurance that the determinations ultimately made by Mr. Hudson will permit the Registrant to achieve its desired or desirable business objectives. The number of businesses that the Registrant can acquire, the number of business combinations the Registrant can effect, and the diversification of such companies or businesses will, in the near and long terms, be dependent on the amount of capital accommodations or structured credit facilities, or both, the Registrant will be able to secure in a manner that will not cause the Registrant to be adjudged insolvent or to promulgate a determination by any qualified third-party that the Registrant is materially under-capitalized.

RISKS ANALOGOUS WITH THE ACQUISITION AND OPERATION OF ANY ONGOING BUSINESS.

     Although the Registrant is not presently engaged in any ongoing business, from which it derives any revenues and income, it is the intention of the Registrant's newly elected Chief Executive Officer, Randolph S. Hudson, to effect one or more business combinations with one or more suitable candidates and/or to start-up a new business or to acquire an existing business. Consequently, the Registrant's shareholders and future investors should be aware of the following certain risks, in the minimum, the Registrant expects to encounter when engaging in any new or ongoing business that it may start-up or acquire.

The Registrant Has No Operating History In Operating any Business and its Present Management's Business Experience is Limited to Certain Types of Operations. If the Registrant entered any business enterprise, either a start-up or business with a pre-existing base of operations, and, either in its name or through one or more subsidiaries it may form for that purpose, it would have no operating history in conducting any ongoing business enterprise. The Registrant's shareholders and prospective investors should consider the lack of historical financial and operating information available on which to base their evaluation of the Registrant's future performance. Because the Registrant presently owns no assets, has no cash or other forms of capital reserves, and has limited or no access to credible credit accommodations, the Registrant would be at a significant disadvantage to establish a business or to continue in any ongoing business concern. Further, the Registrant's shareholders and prospective investors should consider the inherent risks, exposures, and difficulties that are frequently encountered by small, struggling companies during their pre- operating stages of development.

     The Registrant's intentions to pursue its current, stated business purpose, and/or to engage in a startup or ongoing business transaction will require substantial expenditures, either from paid-in capital or from suitable credit accommodations from credible funding sources. The Registrant cannot assure its shareholders and prospective investors that it will be able to raise sufficient capital, or to secure adequate financings, to fund and/or to develop its objectives' prospects. Further, the Registrant cannot assure its shareholders or prospective investors that any prospective business opportunity, when so acquired, will be able to develop and retain consumer demand or that such prospects will be remain fiscally sound and successful while being owned and/or operated by the Registrant. Even under the best possible scenario, the Registrant cannot assure its shareholders or prospective investors that it will be able to generate sufficient revenues to offset the costs related to any such acquisition or business combination, including the Registrant's own general, administrative, and executive expenses. Thus, even if the Registrant's plan would evolve, and could be implemented, ultimately, it may be unsuccessful and unable to continue operations in any business.

Future Activity; Risks of Passive Ownership. The Registrant, either on its own or by and through one or more wholly owned subsidiaries formed for such purpose, intends to engage in business by acquiring an existing business enterprise (either as an asset acquisition or as the result of a business combination) or by starting up a new business. If the Registrant engages in any business by and through a subsidiary, substantially all of that subsidiary's prospective gross revenues can be expected to be derived from its operations, as distinguished from any operations that may be conducted directly by the Registrant.

     Under any system or plan of operation through a subsidiary, wholly owned or otherwise, the Registrant's shareholders and prospective investors should be aware of the fact that any such subsidiary, most likely, would operate under a different and independent system of management from the Registrant, possibly employing officers and electing directors different from those serving the Registrant. Moreover, the subsidiary will be required to maintain separate and distinct administrative and operation's structures, which would subject the subsidiary to its own significant expenses - prior to its obligation to disburse its net revenues to the Registrant - which, in turn would apply the funds in a manner consistent with its senior executive management's decisions. If the subsidiary agreed to pay a part of its revenues to the Registrant under some type of expense sharing or administrative allocation method, the likelihood of two significant and adverse events could occur: firstly, the allocation to the Registrant by the subsidiary may cause the subsidiary to end up short on its accounts and unable to timely discharge its liabilities and obligations, and, secondly, the allocation that could become payable to the Registrant may not meet the Registrant's immediate administrative and executive liabilities and obligations.

     Alternatively, the Registrant could enter into one or more joint ventures with one or more individuals or entities, each of whom or which would represent a part of the ownership of any such asset or business. The Registrant's shareholders and prospective investors should be aware that a participant in a joint venture operation, or the holder of a joint venture interest, typically has no independent administrative or operational authority regarding the day-to-day workings of any such joint venture. Therefore, unless the Registrant, or a subsidiary that would be formed for such purpose, would be able to secure and enforce certain extraordinary rights under the joint venture or partnership operating and/or management agreement(s), it can be expected the Registrant may not be able to exercise any decision-making authority regarding development and operation of the assets or business in which it may have an interest.

     Thus, in conclusion, the Registrant's strategy of having others operate properties in which it operates through a subsidiary or in which would retain a passive (joint venture or partnership) interest, may put the Registrant, or any prospective operating subsidiary, at risk of being subjected to the decisions of third- parties regarding all basic operating matters, including the administration and operation of the Registrant, and, of a more pressing concern, the contractual liability, and obligatory matters that would directly and indirectly materially affect the Registrant. While the Registrant would make every effort to secure contractual rights that would permit it to protect and defend its assets and business, if it were ever to acquire any such assets or business, there can be no assurance that such rights would be sufficient or that the Registrant, or its contemplated operating subsidiary, would be successful in achieving timely or favorable results.

     In addition to its reliance on Mr. Hudson, as is stated hereinabove, the Registrant will need to rely on Mr. Hudson, and upon the aid of others with whom or with which Mr. Hudson has made, or will make, satisfactory arrangements, to provide the Registrant with capital or credit accommodations in the foreseeable future, on the terms and under the conditions the Registrant's remaining shareholders may disagree to or oppose.

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

     The Registrant (or the "Registrant") has one class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act"); namely, the Registrant's common stock, par value $0.0001 per share. The Registrant is not an "asset-backed" issuer, as that term is defined in 17 CFR 229.1101. In addition, the Registrant does not have any securities registered, nor any offering pending or contemplated, under the Securities Act of 1933 or the Investment Company Act of 1940 with the Commission.

     Prior to the actual filing date hereof, the Registrant did fail to file timely all of its reports to the Commission, which were required to be filed by the Registrant pursuant to section 13(a) or section 15(d)

of the Exchange Act. The Registrant attributes its delinquency in that regard to (a) extreme limitations on its fiscal capabilities due to its lack of development and engagement in an ongoing business enterprise (and, further in that extent, because the Registrant was incapable of securing capital or credit accommodations to permit it to conduct its operations), (b) unpredictability with regard to its senior executive management's capability to have performed its duties on a full-time or part-time basis in order to properly have administered its affairs (to include the Registrant's incapability to hire and retain qualified support and technical personnel), and (c) the Registrant's inability to effectively (without undue effort and/or unreasonable expense) gather, assemble, prepare, and disseminate the required information.

     On or about January 25, 2005, with the principal objective of aggressively pursuing the Registrant's development, Randolph S. Hudson purchased approximately 92.5% of the Registrant's common voting equity securities from James W. Margulies under a private securities transaction. Although Mr. Hudson's administration of the Registrant has been plagued by many of the same obstacles and circumstances as were experienced by the Registrant's prior management and shareholders (surrounding the Registrant's delinquent reporting and tardy development), it was and remains Mr. Hudson's principal objectives to (a) to timely remedy the Registrant's delinquent filings with the Commission and (b) immediately undertake his aggressive pursuit to develop the Registrant.

     In addition to the Registrant's dilemmas, from the date the Registrant was required to file its initial reports, the Federal legislature has adopted, revised, or amended certain Federal securities laws, which the Commission is actively enforcing in order to prevent acts of frauds that were demonstrated by some of this nation's largest companies, which, in turn, caused great harm and financial loss to the investing public. Some of these laws contained in the Code of Federal Regulations, include the Sarbanes-Oxley Act of 2002, Regulation S-X (which governs accounting issues applicable to reporting companies), the strict rules applicable to the Public Company Accounting Oversight Board (the "PCAOB", which governs the Registrant's non-certifying and certifying accountants), and a host of other changes to those laws and to the U. S. Code applicable to securities and commodities markets. All of the government's actions, and, of primary concern - all of the more stringent and more actively policies of the Commission, have created significant new reporting impositions on public companies to improve financial accounting, corporate reporting, and personal accountability by a public company's senior executive officers.

     Consequently, prior to Mr. Hudson's purchase of that certain percentage of the Registrant's stock (as was briefly described hereinabove, and which was previously reported by Mr. Hudson on that certain Schedule 13D filing, and, for the other reasons set forth hereinabove, the Registrant did not have adequate, or had minimal, disclosure controls and procedures in place. Historically, in times past, any company's system of "checks and balances" would have been routinely handled by its certifying accountant; however, because the Registrant was not actively engaged in its operations, and for the other reasons mentioned hereinabove, the Registrant's then certifying accountant was neither reviewing nor preparing the Registrant's statements of financial conditions.

     Fortunately, because the Registrant has been dormant, in the opinion of the Registrant's present Chief Executive Officer (who is also the Registrant's Chief Financial Officer), the Registrant's lack, or exercise of disclosure controls and procedures did not cause any material effect on any information, which was either prepared then or that is being prepared and submitted to-date.

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

     Presently (the date on which this Report was actually filed), the Registrant's Chief Executive Officer, Randolph S. Hudson, has established full disclosure controls and procedures. Some of these remedies include the purchase of professional internal accounting software that operates with multiple systems of entry that "check and cross-check" entries and the engagement of a PCAOB-qualified accountant to perform non-certified compilations, prior to delivering his results to the Registrant's PCAOB-qualified certifying accountant.

     With specific regard to internal control over financial reporting by the Registrant and by the Registrant's senior executive officers pursuant to the sub-sections enumerated in 17 CFR 228.308: (a) The Registrant has at all times maintained adequate financial and non-financial records, which fairly and accurately reflect the dispositions of the assets of the Registrant, (b) the Registrant has at all times been able to provide more than reasonable assurances that any such financial statements were capable of being prepared under generally accepted accounting principles and that the receipts and expenditure of the Registrant were being made only in accordance with the authorizations of the senior executive management and by the Registrant's Board of Directors, and (c) the Registrant has at all times been able to provide reasonable assurances regarding the prevention or timely detection of any unauthorized acquisition, use, or disposition of the Registrant's assets, any of which could have caused a material effect on the Registrant's financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the period being reported herein, the Registrant was not a party to any legal action or proceeding, nor was any such action or proceeding threatened against the Registrant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by Item 2 of Part II of Form 10-QSB is not applicable to this Report.

Item 3. Defaults upon Senior Securities.

The information required by Item 3 of Part II of Form 10-QSB is not applicable to this Report.

Item 4. Submission of Matters to a Vote of Security Holders.

     Some of the statements made in Part II, Item 4 of this Report may be deemed to be "forward-looking" statements, as that term is defined in Section 27A of the Securities Act of 1933 (15 U.S.C. 77z-2) and in Section 21E of the Securities Exchange Act of 1934 (15 U.S.C. 78u-5), which are referred to as "statutory safe harbor" provisions. Forward-looking statements are not historical facts; rather, forward-looking statements are based upon the opinions and estimates of the Registrant's management at the time such statements are made. Every forward-looking statement is subject to inherent risks and uncertainties that could cause the actual results to differ materially from the plans, projections, or expectations expressed or implied by such statement at the time the statement was made. The Registrant cautions the public not to place undue influence on these forward-looking statements, which speak only as of the date they were made and may not have been updated in further filings, schedules, or reports required to be filed with the Commission, or with any other body government.

     Certain statements contained in this section of this Report may infer an impression of optimism about the Registrant's beliefs and expectations, expressed through words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "contemplates", "prospective", "attempt", "proposed", and similar expressions or terms identify forward looking statements.

     For the quarterly period ended March 31, 2005, the Registrant did not submit any matters to a vote by security holders; however, the Registrant's principal shareholder, Randolph S. Hudson, who beneficially owns approximately 92.5% of the Registrant's common stock, did cause the Registrant to effect certain corporate actions by his written consent by less than the unanimous vote of the shareholders in lieu of a meeting; whereby he elected himself to serve as a director of the Registrant. The action by written consent in lieu of a meeting was held on January 25, 2005.

     There were no settlements required to be made between the Registrant and any other participant (as defined in Rule 14a-11 of Regulation A under the Exchange Act), which terminated any solicitation subject to Rule 14a-11.

     No proxies were solicited from the Registrant's shareholders and, as the result of the written consent by the Registrant's principal shareholder; there was no solicitation in opposition to the shareholders' nominee who was elected by the shareholders' action.

     The Registrant must report that certain matters were submitted to a vote of security holders during the period covered by this Report; however, due to the Registrant's dilemmas in regard to its organization, administration, and limitation on fiscal resources, the Registrant was unable to timely file the required schedule to confirm the occurrence of certain corporate actions that were effected by the Registrant's shareholders by written consent in lieu of a meeting. The Registrant did however notify its shareholders of the corporate actions by mail in the time permitted by Regulation 14A and/or Regulation 14C, respectively.

     Consequently, the Registrant is disclosing these matters herein this item fourth of Part II of this Form 10-QSB, as follows:

4.1.	INFORMATION REQUIRED BY ITEMS OF SCHEDULE 14A. a. Date, Time, and Place Information.

     A letter was furnished to the holders of record of the common stock of the Registrant on or about February 7, 2005, to inform them of certain corporate actions that ordinarily would have been considered to be a submission of a matter to a vote of security holders, which was approved by the less than the unanimous vote of the Registrant's shareholders, who acted by written consent without a meeting, on January 25, 2005 (the "Shareholder Actions").

     A call for the Shareholder Actions was made by the Registrant's principal beneficial owner, Randolph S. Hudson, who owns 185,000 shares (or approximately 92.5%) of the Registrant's issued and outstanding stock (subject to a pledge and security agreement for a sum owed to James W. Margulies, as more fully described hereinbelow).

     Mr. Hudson entered into an agreement with James Margulies on January 25, 2005, whereby Mr. Hudson purchased approximately 92.5% of the Registrant's common stock from Mr. Margulies, who prior to that date owned approximately 99.99% of the Registrant's common stock (the "Stock Transaction"). As a condition of and to that transaction (which was reported by the Registrant on a Form 8-K Current Report dated January 26, 2005 and filed on July 13, 2005, a facsimile of which is annexed as an exhibit hereto), Mr. Margulies tendered his resignation as the sole Director, President, Secretary, and Treasurer of the Registrant. Mr. Hudson relied on the provisions set forth in Section 223 of the General Corporation Law of Delaware as the basis to have taken the Shareholder Actions that are subject to Regulation 14A and/or Regulation 14C.

     Mr. Hudson fixed the Record Date at the close of business on January 25, 2005 for shareholders entitled to notice about the Shareholder Actions that elected Mr. Hudson to serve on the Registrant's Board of Directors.

     The subject letter was first mailed to the Registrant's shareholders on or about February 7, 2005 and was mailed to shareholders to comply with the requirements of Section 14(c) of the Securities Exchange Act of 1934 (the "Exchange Act") and to provide information to all of the Registrant's shareholders in connection with the Shareholder Actions, although the Registrant was not soliciting proxies nor written consents from its shareholders in this regard.

     The Registrant was incapable of complying with other reporting requirements set forth in Schedule 14(c), in that the Registrant's said compliance could not have been performed without significant unreasonable and undue effort and without significant undue and unreasonable expense by the Registrant; specifically, (1) the Registrant failed to notify the Commission on either Schedule 14A or Schedule 14C of the events described hereinabove, (2) the Registrant failed to timely file either a Schedule 14A or Schedule 14C with the Commission for the events described hereinabove, and (3) the Registrant notified all of its shareholders by means of the letter which is described hereinabove and that is attached as an exhibit hereto and made a part hereof by reference thereto.

b. Dissenter's Right of Appraisal.

     Under the applicable provisions of the General Corporation Law of Delaware, the Registrant's shareholders were not entitled to exercise dissenter's rights of appraisal in connection with the Shareholder Actions that are the subject of this item fourth. HOWEVER, THE REGISTRANT'S SHAREHOLDERS WERE ABLE TO CONTEST THE DIRECTOR'S ELECTION AND THE REGISTRANT'S SHAREHOLDERS WERE ABLE TO COMMENCE PROCEEDINGS TO DETERMINE THE VALIDITY OF THE DIRECTOR'S ELECTION IN ACCORDANCE WITH THE PROCEDURES SET FORTH IN SECTION 225 OF THE GENERAL CORPORATION LAW OF DELAWARE (8 DEL. C. § 225).

c. Voting Securities and Principal Holders Thereof.

     On January 25, 2005, in order to remain compliant with the Registrant's Certificate of Incorporation, its Bylaws, and the provisions governing the organization of Delaware corporations set forth in the General Corporation Law of Delaware, the principal shareholder, Mr. Hudson, acting in pursuance of the objectives set forth in Section 223 of the General Corporation Law of Delaware (8 Del. C. § 223), took action as the principal stockholder of the Registrant to undertake an action by the shareholders (a) to elect a director to serve on the Registrant's Board, to replace Mr. Margulies, who resigned as the result of the Stock Transaction, (b) to authorize the

Registrant's Board of Directors to take any action the Registrant required to comply with state and Federal securities laws, and (c) to permit the Registrant's Board of Directors to take all steps necessary to establish and to further the Registrant's plan of operation (as such plan was last reported by the Registrant in its Form 10-SB Registration Statement, which was filed with the Commission on October 10, 2003 and which became effective 60 days thereafter by laps of time).

     In pursuance of the aforesaid objectives, Mr. Hudson fixed the Record Date for shareholders entitled to notice of the Shareholder Actions, and proceeded to take shareholder action by written consent in lieu of a meeting.

     A shareholder action by written consent in lieu of a meeting is permitted by Section 228 of the General Corporation Law of Delaware.

     The authorized Shareholder Actions required the approval of a certain percentage of the holders of the Registrant's common stock, respectively, in order to become effective.

1)	The General Corporation Law of Delaware requires that a plurality of shareholder votes eligible to be cast in any election of directors is required to elect new directors of the Registrant (8 Del. C. § 216(3). Mr. Hudson's percentage ownership of the Registrant constituted a plurality of eligible votes cast by written consent in favor of these proposals.

2)	The General Corporation Law of Delaware requires that majority of shareholder votes eligible to be cast in any election is required and constitutes a quorum for the purpose of passing the measures in regard to the remaining items upon which the shareholders voted (8 Del. C. § 216(1). Mr. Hudson's percentage ownership in the Registrant constituted a majority of eligible votes cast by written consent in favor of these proposals.

     On January 25, 2005, one shareholder of the Registrant, Randolph S. Hudson, who owned of record 185,000 shares of the Registrant's common stock, which represents approximately 92.5% of the total issued and outstanding voting equity securities of the Registrant, executed and delivered to the Registrant his written consent authorizing and approving (a) the election of Randolph S. Hudson to serve on the Registrant's Board of Directors, (b) to authorize the Registrant's Board of Directors to take any action the Registrant requires to comply with state and Federal securities laws, and (c) to permit the Registrant's Board of Directors to take all steps necessary to establish and to further the Registrant's plan of operation (as such plan was last reported by the Registrant in its Form 10-SB Registration Statement, which was filed with the Commission on October 10, 2003). Accordingly, no vote or further action by the Registrant's shareholders is required to approve the foregoing measures. The Registrant's shareholders whom or which were not involved in the Shareholder Actions are being furnished with this notice of approval.

     Therefore, there was not a meeting of the Registrant's shareholders and none was required under the applicable statutes of the General Corporation Law of Delaware.

     The Registrant is a duly formed and validly existing Delaware corporation. The Registrant is subject to the reporting requirements of section 13(a) and section 15(d) of the Exchange Act; however, the Registrant has been delinquent in its reporting obligations during the 19 months prior to the filing of this Report, due to organizational issues, recurring temporary financial hardships, and as the result of a change-in-control. As of the date on the cover of this Report, the Registrant used 14 Franklin Street, Suite 900, Rochester, New York, 14604-1506, as its principal executive office address, and its mailing address is Post Office Box 202, Wyoming, New York, 14591-0202.

d.	Directors and Executive Officers.

	(1)	Pending or Threatened Legal Proceedings. There are no pending or threatened legal actions or proceedings against the person, Randolph S. Hudson, elected to serve as the sole director of the Registrant, which would produce a material interest adverse to the Registrant; there are no pending or threatened legal actions or proceedings against any owner of record or beneficially of more than five per cent (5%) of the Registrant's common stock, which would produce a material interest adverse to the Registrant; and, there are no pending or threatened legal actions or proceedings against any security holder of the Registrant, which would produce a material interest adverse to the Registrant.

	(2)	Directors, Executive Officers, and Control Persons.

		(a)	The person elected to serve as the sole director of the Registrant by the written consent of less than the unanimous consent of shareholders was Randolph S. Hudson, age: 46.

		(b)	Mr. Hudson was elected to serve as the sole director of the Registrant by less than the unanimous written consent of shareholders on January 25, 2005; subsequently, in an action by the Registrant's Board of Directors, acting by written consent in lieu of a meeting, Mr. Hudson was appointed to serve as the Registrant's President, Chief Executive Officer, Secretary, Chief Administrative Officer, Treasurer, and Chief Financial Officer.

		(c)	Mr. Hudson was elected to serve on the Board of Directors until he resigns, until he is removed by the Board of Directors for cause, or until his successor is duly nominated and elected to serve on the Registrant's Board of Directors.

		(d)	As of the date on the cover of this Report, Mr. Hudson's present principal occupation was that of a business consultant and as a developer and principal of business entities that are engaged in both commerce and in industry. As of the date on the cover of this Report, Mr. Hudson served as (1) the co-managing senior general partner of Union First Capital Markets, a New York general partnership, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that maintains an office at 233 Alexander Street, Second Floor, Rochester, New York 14607; (2) the sole proprietor of Corporate Strategies and Logistics, a de facto fictitious business conducted by Mr. Hudson, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that is entitled to receive mail at 11601 Biscayne Boulevard, Suite 201, North Miami, Florida 33181, (3) the incorporator, principal organizer, Chairman of the Board, President, and Chief Executive Officer of Hudson National Financial Corporation, a de facto Utah corporation in the process of becoming reinstated as a Utah corporation, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591, (4) the principal organizer of a prospective restaurant and bar operation that is proposed to be located at 2205 Buffalo Road in Gates, New York, which will be owned by a de facto Oklahoma corporation to be renamed Consumers Hospitality Corporation, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591), (5) the acting President, Secretary, Treasurer, and Director of Montana Acquisition Corporation, a United States corporation organized under the laws of the State of Delaware, entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that maintains an office address at 14 Franklin Street, Suite 900, Rochester. New York 14604, and (6) the acting President, Secretary, Treasurer, and a Director of Second Mongolian Mining Security Services, Inc., a non-distributing Federal Canadian corporation, the securities of which are quoted (on an "unsolicited bids" basis) on the Over-the-Counter Bulletin Board electronic intermediary quotation system in the United States under the symbol "SEMLF", which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that uses a principal registered office address at One Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7 Canada.

     Prior to his associations with the firms stated hereinabove, Mr. Hudson served as a senior general partner of HNFC Capital Markets and as a senior general partner of Alliant Corporate Strategies. During the 21 years prior to his occupations and professional associations stated hereinabove, Mr. Hudson was engaged as the key principal (or as the managing general partner or as the controlling shareholder) in the following business ventures: the ownership and operation of four new and used car dealerships (in California and in Utah), two auto leasing companies (in California and in Utah), five full service hotels (in New Mexico, in Texas, in Oklahoma, and in California), 109 restaurants (located throughout the contiguous United States and in Northern Mexico), three nightclubs (in California, in Utah, and in Nevada), a chain of convenience stores (in Utah), a chain of stationery and office-supply stores (located in California), a chain of coin-operated laundry and dry-cleaning operations (throughout the Intermountain United States), one regional ice cream manufacturing and distribution facility (in Utah), a chain of retail ice cream and fountain operations (in Utah, in Nevada, and in California), a chain of doughnut stores (in California and in Utah), a moderately-sized gold and silver operation (in Nevada), and, finally, Mr. Hudson owned 412 residential rental units (in Utah and in Washington).

(e)	As of the date and for the period of this Report, Mr. Hudson was the sole director, principal shareholder, and acting President, Secretary, and Treasurer of Montana Acquisition Corporation, a United States corporation organized under the laws of the State of Delaware (Commission CIK 0001124043), entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that maintains an office address at 14 Franklin Street, Suite 900, Rochester. New York 14604, and the acting President, Secretary, Treasurer, and a Director of Second Mongolian Mining Security Services, Inc., a non- distributing Federal Canadian corporation, the securities of which are quoted (on an "unsolicited bids" basis) on the Over-the-Counter Bulletin Board electronic intermediary quotation system in the United States under the symbol "SEMLF", which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that uses a principal registered office address at One Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7 Canada.

(3)	Significant Employees. As of the date and for the period this Report, there are no persons who are not executive officers but who are expected by the Registrant to make significant contributions to the business of the Registrant.

(4)	Family Relationships. As of the date and for the period of this Report, there are no directors, executive officers, or persons nominated to become directors or executive officers who are related; moreover, Randolph S. Hudson is the sole officer and director of the Registrant, thus, eliminating any relationship with any other person who may claim to be an officer and/or director of the Registrant.

(5)	Certain Legal Proceedings.

	(a)	Acts of Bankruptcy. At no time during the five-year period prior to the date of this Report, has the principal shareholder, sole director, and person holding each senior executive office of the Registrant been subject to any personal bankruptcy proceeding, nor has he been the subject of any bankruptcy proceeding as a partner or officer of any partnership or other form of business entity, respectively.

	(b)	During the five-year period prior to the date of this Report, excluding traffic violations and traffic-related misdemeanors, Mr. Hudson was convicted on eight counts of criminal failure to pay wages to his employees working in the Town of Amherst, State of New York.

Background. Mr. Hudson, by and through Interstate Restaurant Corporation, a New York corporation ("Interstate"), which was not owned by the public, owned and operated a number of restaurants in New York State and elsewhere in the United States. On or about July 4, 1999, Mr. Hudson, acting by and through Interstate, then, a validly existing New York corporation, indicated to his approximately 115 employees that he intended to permanently close the last remaining Peapickers Restaurant unit located in Amherst, New York, as said operation was financially non-productive. (The actual date the restaurant closed was in October 1999.) A number of the employees, 10 of them, took it upon themselves to pay one another by utilizing the cash from the restaurant's point-of-sale system without authorization from Interstate or from Mr. Hudson; later, they recanted they felt they were not going to be paid as the result of the restaurant's closure and, thus, took it upon themselves to "advance" themselves their pay. The State of New York narrowed their investigation, and their resulting determination was to support eight of the 10 employees' claims, intimating the other two employees falsely submitted claims for payment of their wages. (It should be noted the State of New York failed to file civil or criminal actions against the remaining two employees who, admittedly, filed false wage claims with the New York State Department of Labor.) Consequently, and nevertheless, Mr. Hudson refused to pay these eight of approximately 115 employees. Mr. Hudson argued that because these eight employees had "paid themselves" by "tapping the till," none of them were entitled to any further compensation from Interstate, or from Interstate's senior executive officers or directors, which, then, may have been required to pay them by operation of New York State Law, as the result of Interstate's cessation of business. (As a note, the remaining 107 employees were paid-in-full, in due course in the ordinary course of business, without discrepancy, on the date or dates requiring Interstate to pay them prior to the restaurant's permanent closure.)

Criminal Action. In or about November 1999, the State of New York brought a criminal action against Interstate and also named Mr. Hudson as a co-defendant in that action, charging it and him with eight counts of criminal failure to pay wages under Section 191.1a of the New York State Labor Law. The complaint was filed in the Amherst Town Court in Amherst, New York, and was prosecuted by a special prosecutor who served as an Assistant Attorney General of the State of New York. As the direct result of Mr. Hudson operating from principle, the case continued for approximately four years in said Court. On or about August 6, 2003, Mr. Hudson, by speaking certain derogatory references as to the character of Interstate's former employees in open court, and, by openly defying the Court by his outright refusal to pay the thieving employees their wages, was ordered to jail for one week by the Court for his contemptuous actions, and, the Court, in its immeasurable and undistinguished wisdom, imposed cash bail of $6,000 per count (in contrast to the Court's prior release of Mr. Hudson on his own recognizance in this case) in order for Mr. Hudson to be released from the jailhouse. Mr. Hudson, after serving six days in the Erie County Correctional Facility in Alden, New York, posted the required cash bail and was released until his next appearance in Court; whereby, Mr. Hudson's attorneys compelled him to agree to settle with the State of New York and to pay the employees the approximately $1,800 balance as payment-in-full for their purported wage claims against Interstate. (In fairness to the Court, it should be noted that the Court indicated its displeasure with the employees for their actions; however, the Court's position was to enforce New York State Labor Law by compelling employers to observe the law, regardless of the individual and unrelated matters-at-hand.) It was the State's position that had the employees actually removed Interstate's cash property without authorization; it should have been Interstate's position to file criminal theft charges against the employees. However, the statutory period for the filing of such charges had passed by the date Mr. Hudson reached a settlement with the State of New York in this matter.

Resultant Criminal Record. By the Court's acceptance of Mr. Hudson's settlement with the State of New York, it was agreed that one year following the conviction date, the State of New York would dismiss all criminal charges against Mr. Hudson and expunge his record accordingly under an Adjournment and Contemplation of Dismissal in the case.

     (Mr. Hudson would like to state for the record that during the 26 years prior to the date thereof, having had employed approximately 4,000 individuals in three countries on his respective corporate payrolls, at no time and for no reason were brought against him any actions by any of his employees for any alleged violations of any states' or countries' labor laws.)

(c)	Orders, Judgments, and Decrees Involving Securities. During the five years preceding the date of the filing of this Report, Mr. Hudson has not been the subject of any proceeding that has resulted in any decree or final order prohibiting or mandating Mr. Hudson's cessation or desistance of any activities with respect to any Federal or states securities laws.

     However, in the ordinary course of business by one of Mr. Hudson's companies, Mr. Hudson, by his ownership and control of Hudson National Financial Corporation ("Hudson"), a former private corporation that he controlled, was the subject of a certain complaint sworn against it and him by one of then Hudson's clients, Red Mountain Energy, Inc., an Arizona corporation. The complaint was filed on February 28, 2002 in the United States District Court in Rochester, New York (the "Court") and styled "Red Mountain Energy, Inc. vs. Hudson National Financial Corporation and Randolph S. Hudson". The complaint alleged that Hudson failed to maintain an office in New York State and that Hudson failed to perform its services to the client (the Plaintiff, Red Mountain) as agreed to between Hudson and Red Mountain. The services principally were comprised of Hudson's arrangement of a merger between Red Mountain with a dormant or inactive publicly held company. The action sought to extort $250,000 from Hudson and Mr. Hudson. (A copy of the complaint may be obtained from the Court on the U. S. Courts Pacer System or by writing to the U. S. District Court at the U. S. Courthouse, 100 State Street, Room 2120, Rochester, New York 14614. Please note that the there may be a nominal charge to obtain electronic information or to obtain printed copies, as said fees are prescribed by the U. S. Courts system and by the U. S. District Court in and for the Western District of New York, respectively.)

     Mr. Hudson was alternately out-of-state and outside of the United States for an extended period of time and was unable to personally appear before the Court to answer the summons.

Consequently, on April 29, 2002, the Court entered a judgment by default against the defendants for failure to appear or to otherwise defend themselves as required by law. Nothing contained in the default judgment restrains or prohibits Hudson or Mr. Hudson from engaging in any lawful securities or securities-related transaction in any jurisdiction.

     During the two and one-half years prior to the period this Report, Mr. Hudson and other Hudson officers have been gathering information and compiling evidence for use in an appeal of the existing case, and/or to file a new complaint against Red Mountain; whereby Hudson and Mr. Hudson will allege and argue that Red Mountain was nothing more than a "front" by the principal organizers of Red Mountain to circumvent the Commission's registration rules and regulations; Red Mountain never, in fact or in deed, owned any real or personal property that would legally and ethically permit it to represent any value in its securities, by trading them on any intermediary quotation system or exchange. Moreover, Hudson and Mr. Hudson did achieve their objectives for Red Mountain; it was only by Red Mountain's inability by failing to produce documents that conclusively demonstrated that it owned certain assets, which caused Hudson to not be able to effect a merger between Red Mountain and the target dormant public company.

     It should be noted that none of the actions or the consequences or determinations resulting therefrom, which are stated hereinabove, could subject Mr. Hudson or the Registrant to be deemed to fall within the interpretation or connotations associated with the negative distinctions of the disqualification provisions that are enumerated in 17 CFR 230.262; moreover, no person affiliated with the Registrant nor with the Mr. Hudson in the transaction reported hereunder is subject to statutory disqualification, as that term is defined in section 3(a)39 of the Act.

(6)	Audit Committee and Audit Committee Financial Expert. Prior to January 25, 2005, the Registrant did not have an audit committee. However, Randolph S. Hudson, the Registrant's principal shareholder after January 25, 2005, has established an audit committee. The audit committee consists of Mr. Hudson, who also serves as the Registrant's sole officer and director. Consequently, the Registrant has been led to believe (in accordance with the facts based on the reasons stated hereinbelow) that Mr. Hudson, although limited in his knowledge, is qualified to serve as an audit committee financial expert. Because Mr. Hudson is the Registrant's sole officer and director, he is not independent; and, the Registrant, within the 12-month period following the date of this Report, intends to appoint an independent person to serve on the Registrant's audit committee or on the Registrant's Board of Directors, until such date the Registrant is prepared to effect either a business combination, asset acquisition, or stock purchase transaction. It is the determination of the Registrant's Board of Directors, chiefly, because of the Registrant's extremely limited financial resources, that it would be difficult to engage a person or persons who would be capable of performing such functions, independent of their ownership in the Registrant, without the Registrant's capability to properly compensate any such person or persons.

     For the purpose of the determining Mr. Hudson's qualification to serve as an audit committee financial expert, the Registrant understands as the result of Mr. Hudson's statements that (aa) Mr. Hudson has an understanding of generally accepted accounting principles and the capability to read and understand statements of financial condition, (bb) Mr. Hudson has the capability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves, (cc) Mr. Hudson has had previous business experience in preparing, auditing, analyzing, and evaluating statements of financial condition that are comparable to the Registrant's accounting issues and challenges, (dd) from his prior business experience, Mr. Hudson has experience in implementing internal controls and procedures for financial reporting, and (ee) Mr. Hudson has an understanding of audit committee functions.

     Mr. Hudson has acquired his knowledge in finance from his education and experience, by overseeing and assessing the performance of businesses' accounting departments, by creating, developing, and implementing extensive financial and bookkeeping controls for his own businesses, and by his general familiarity with the financial subject matter of the Registrant.

(7)

Certain Relationships and Related Transactions.

During the two-year period prior to the date on the cover of this Report the following transactions occurred, whereby, certain relationships may be considered to exist:

     Generally, the Registrant has not and does not intend to enter into any transactions with its senior executive management, or any nominees for such positions. With the exception of the transactions listed below, the Registrant has not and does not intend to enter into any transactions with its beneficial owners (to the extent of the participation in the Registrant's senior executive management by any beneficial owner).

     For the period of this Report, the Registrant is not a subsidiary of any parent company, nor does the Registrant own the stock in any company that may be considered its subsidiary.

     Although the Registrant has not and does not intend to enter into any transactions with its senior executive management, or nominees for such positions, it should be noted: for the calendar year ended December 31, 2004, the Registrant utilized the offices of Margulies & Levinson LLP, the law firm of which James W. Margulies, then the Registrant's sole officer and director, is the principal, as its executive office address. There was no rent charged the Registrant by Margulies & Levinson for such use.

     Furthermore, Mr. Margulies also served as the Registrant's attorney. However, during his service as the Registrant's attorney: (a) Mr. Margulies did not receive any compensation for his services rendered to the Registrant (other than 200,000 shares of the registrant's common stock valued at $20); (b) Mr. Margulies did not receive any compensation for his employment by the Registrant; (c) Mr. Margulies did not receive any stipends or service fees for his tenure on the Registrant's Board of Directors; (d) if it was billed, the total combined invoices for his representation as the Registrant's attorney would not have exceeded $60,000; and, (e) no members of Mr. Margulies' family performed any work or services for the Registrant, and were not elected, or nominated to be elected, to serve on the Registrant's Board of Directors.

     Although the Registrant has not and does not intend to enter into any transactions with its senior executive management, or nominees for such positions, it should be noted: for the quarterly period ended March 31, 2005, the Registrant utilized the office of the Law Offices of Stephen D. Rogoff, Esq., the law firm that represents Randolph S. Hudson, the Registrant's principal stockholder, sole officer, and sole director, the use of which is without charge or expense to the Registrant, provided, however, only for the period that Mr. Hudson remains the principal shareholder of the Registrant.

The Registrant issued 200,000 restricted shares of its common stock to James W. Margulies, its former President, Treasurer, Secretary, and sole director for his services rendered in the formation and organization of the Registrant, which was valued at $20. Other than this transaction, the Registrant has not entered into transactions with any other promoters.

Mr. Margulies originally acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That mean that he would be unable to sell such securities either unless they are either registered with the Commission and with comparable agencies in the state where he resides, or that would be exempt from registration. The most widely used exemption from registration requirements is provided by the Commission's Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90-day period.

On or about January 25, 2005, Randolph S. Hudson entered into a private securities transaction with James W. Margulies, the Registrant's former principal shareholder, sole officer, and director, whereby, Mr. Hudson purchased 185,000 shares, or approximately 92.5%, of the Registrant's common stock. Initially, Mr. Hudson acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as would be permitted under an exemption from registration requirements under applicable securities laws. That means that he would be unable to sell such securities either unless they are registered with the Commission and with a comparable agency in the state where he resides, or that such shares would be exempt from further registration. The most widely used exemption from registration requirements is provided by the Commission's Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90-day period.

The Registrant's currently serving sole officer and sole director, Mr. Hudson, is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Hudson may face a conflict in selecting between the Registrant and his other business interests, some of which may be required to be performed for other reporting companies. The Registrant has not formulated a policy for the resolution of such conflicts.

(8)	Compliance with Section 16(a) of the Exchange Act. The Registrant is a small business issuer with a class of equity securities registered pursuant to section 12(g) of the Exchange Act; the Registrant's senior executive officer has performed a review of beneficial ownership and has determined that all persons required to report their ownership of shares of the Registrant's common voting equity securities have timely and accurately filed such reports on either Form 3, Form 4, or Form 5 for the Registrant's calendar year ended December 31, 2004.

(a) Section 16(a) Beneficial Ownership Reporting Compliance. After performing its required due-diligence, the Registrant has determined the persons required to report their ownership of shares of the common voting equity securities of the Registrant for the most recent calendar year (ended December 31, 2004) have done so.

     The results of the investigation revealed that 200,000 shares of the Registrant's common stock is owned by James W. Margulies, the Registrant's sole officer and director, and, Mr. Margulies timely filed the requisite Form 3 report with the Commission in the period provided by law.

     Mr. Margulies did not file any late reports, nor did he intentionally fail to file any required reports, in this regard to the period that is subject hereof this Report. Mr. Margulies' ownership in the Registrant was limited to 200,000 of the Registrant's common stock.

(b)	Code of Ethics. As at March 31, 2005, the Registrant's Board of Directors did not adopt any form of a code of ethics that would apply to any of each of the Registrant's principal executive officer, principal financial officer, or the same person performing similar functions.

(9)	Committees of the Board of Directors. (a) Audit Committee.

     Prior to January 25, 2005, the Registrant did not have an audit committee. However, Randolph S. Hudson, the Registrant's principal shareholder after January 25, 2005, has established an audit committee. The audit committee's member consists solely of Mr. Hudson, who also serves as the Registrant's sole officer and director. Consequently, as the result of the recent establishment (that being during the first calendar quarter of 2005) of the audit committee, the audit committee had no meetings during the last calendar year.

     The principal function of the Audit Committee is to make certain that all of the Registrant's financial records are accurate, true, and complete, prior to the release of the Registrant's financial information to its PCAOB-certified general accountant and to its PCAOB-certified certifying accountant. In addition, the Audit Committee is responsible for making certain that the Registrant maintains adequate controls for the administration of all of the Registrant's financial books and records, including the entries for all material and non-material financial and financially related transactions of the Registrant.

     For the period covered by this Report, the Audit Committee has not reviewed and discussed the audited financial statements with the Registrant's senior executive management; the Audit Committee has not discussed the matters required to be discussed by SAS 61 with its certifying accountant; the Audit Committee has received the written disclosures and the letter from its certifying accountant required by the Independence Standards Board Standard No. 1, however, it has received such written disclosures and the letter on a later date (because the Registrant changed its certifying accountant and because the Registrant prepared its reviewed statements of financial condition for the period covered by this Report on a date beyond this period); and, lastly, although on a later date (because the Registrant changed its certifying accountant and because the Registrant prepared its reviewed statements of financial condition for the period covered by this Report on a date beyond this period), the Audit Committee recommended to the Board of Directors that the reviewed statements of financial condition be included in the Registrant's quarterly report for the period ended March 31, 2005 and that the audited statements of financial condition be included in the Registrant's annual report on Form 10-KSB for the calendar year ended December 31, 2004.

     The Audit Committee is comprised of Randolph S. Hudson, who also serves as the Registrant's sole director and sole officer.

     As of the date and for the period covered by this Report, the Audit Committee does not have a written charter.

     Because Mr. Hudson is the Registrant's sole officer and director, he is not independent; and, the Registrant, within the nine-month period following the date of this Report, intends to appoint an independent person to serve on the Registrant's audit committee or on the Registrant's Board of Directors, until such date the Registrant is prepared to effect either a business combination, asset acquisition, or stock purchase transaction. It is the determination of the Registrant's Board of Directors, chiefly, because of the Registrant's extremely limited financial resources, that it would be difficult to engage a person or persons who would be capable of performing such functions, independent of their ownership in the Registrant, without the Registrant's capability to properly compensate any such person or persons.

     During the Registrant's most recent calendar year, the Registrant's Board of Directors did not convene for any regular or special meetings; rather, the Registrant's sole director performed corporate actions by one written consent action in lieu of a meeting. During the Registrant's most recent calendar year, there were no committee meetings of the Board of Directors, as there were no committees of, and empowered by, the Board of Directors, and no extraordinary meetings were held by the Registrant's sole director to conduct any such extraordinary activity or activities in respect of any special action or actions by the Registrant's Board of Directors.

     From the date of the Registrant's last annual report on Form 10-KSB (for the year ended December 31, 2004), no member of the Registrant's Board of Directors has declined to stand for reelection and there has been no disagreement with any director of the Registrant on any matter. However, James W. Margulies, the Registrant's former sole director prior to January 25, 2005, did resign as the result of the change in control of the Registrant; whereby, Randolph S. Hudson, the Registrant's currently serving sole director was nominated and elected to serve on the Registrant's Board of Directors by a shareholder action conducted by the written consent of less than the unanimous vote of shareholders, and the subject hereof this section of this Report. (A copy of Mr. Margulies' resignation is attached hereto as Exhibit 17 and incorporated herein by reference thereto.)

e. Compensation of Directors and Executive Officers.

     The Registrant's sole officer and director, Randolph S. Hudson, has not and is not expected to receive any compensation for his services to rendered to the Registrant; he has not received such compensation from the date of his appointment, which was January 25, 2005, and Mr. Hudson is not accruing any compensation pursuant to any agreement with the Registrant.

     Mr. Hudson, the Registrant's sole officer and director will not receive any finder's fee, either directly or indirectly, because of his efforts to implement the Registrant's business plan outlined herein.

     The Registrant has adopted no retirement, pension, profit sharing, stock option, insurance, or other similar programs for the benefit of any of its employees, specifically, for the benefit of its senior executive officer or director.

f. Voting Procedures.

     The authorized Shareholder Actions required the approval of a certain percentage of the holders of the Registrant's common stock, respectively, in order to become effective.

1)	The General Corporation Law of Delaware requires that a plurality of shareholder votes eligible to be cast in any election of directors is required to elect new directors of the Registrant (8 Del. C. § 216(3). Mr. Hudson's percentage ownership of the Registrant constituted a plurality of eligible votes cast by written consent in favor of these proposals.

2)	The General Corporation Law of Delaware requires that majority of shareholder votes eligible to be cast in any election is required and constitutes a quorum for the purpose of passing the measures in regard to the remaining items upon which the shareholders voted (8 Del. C. § 216(1). Mr. Hudson's percentage ownership in the Registrant constituted a majority of eligible votes cast by written consent in favor of these proposals.

g. Delivery of Documents to Security Holders Sharing an Address.

     The Registrant delivered that certain letter to shareholders, dated February 7, 2005, to two shareholders who share the same address, James W. Margulies and Tom Daniels.

     The Registrant mailed two letters, addressed and delivered to each shareholder under separate cover to each shareholder named above in regard to that certain shareholder letter.

     That certain shareholder letter, attached as Exhibit 22 hereto and incorporated herein by reference thereto, indicated that shareholders may request additional information from the Registrant by mail, which should be addressed to its executive office, to its mailing address, or, electronically, to its e-mail address.

     The Registrant provided its address and telephone number on that certain shareholder letter, in order for the shareholders to be able to contact or otherwise communicate with the Registrant independent of one another.

     That certain shareholder letter provided information on how each of the aforementioned shareholders, who share an address, may obtain further information from the Commission with respect to the Registrant's required filings therewith.

4.2. STATEMENT THAT PROXIES WERE NOT SOLICITED.

     The following statement appeared prominently in the letter that was mailed to the Registrant's shareholders:

"THE COMPANY IS NOT ASKING FOR YOUR PROXY STATEMENT OR WRITTEN CONSENT AND YOU ARE NOT REQUESTED TO SEND THE COMPANY A PROXY STATEMENT OR WRITTEN CONSENT."

4.3.	INTEREST OF CERTAIN PERSONS IN OR OPPOSITION TO MATTERS TO BE ACTED UPON.

     There existed a direct substantial interest by Randolph S. Hudson, by his ownership of approximately 92.5% of the Registrant's common voting equity securities, in the matter that was acted upon by the Shareholder Actions, which were effected by the written consent of less than the unanimous approval of the Registrant's shareholders.

     Mr. Hudson was nominated by himself, acting as the principal shareholder of the Registrant, acting by written consent by less than the unanimous vote of shareholders in lieu of a meeting; whereby, Mr. Hudson nominated and elected himself to serve as the sole director of the Registrant.

     No shareholder of the Registrant informed the Registrant, after delivery of that certain shareholder letter, that he opposed the Shareholder Actions.

4.4. PROPOSALS BY SECURITY HOLDERS.

     In accordance with Schedule 14C, the Registrant is not required to respond to the item of this name, because the shareholder action was conducted by written consent and because the shareholder action was limited to the election of directors.

4.5. DELIVERY OF DOCUMENTS TO SECURITY HOLDERS SHARING AN ADDRESS.

     The Registrant delivered that certain letter to shareholders, dated February 7, 2005, to two shareholders who share the same address, James W. Margulies and Tom Daniels.

     The Registrant mailed two letters, addressed and delivered to each shareholder under separate cover to each shareholder named above in regard to that certain shareholder letter.

     That certain shareholder letter, attached as Exhibit 22 hereto and incorporated herein by reference thereto, indicated that shareholders may request additional information from the Registrant by mail, which should be addressed to its executive office, to its mailing address, or, electronically, to its e-mail address.

     The Registrant provided its address and telephone number on that certain shareholder letter, in order for the shareholders to be able to contact or otherwise communicate with the Registrant independent of one another.

     That certain shareholder letter provided information on the method by which each of the aforementioned shareholders may obtain further information from the Registrant and from the Commission with respect to the Registrant's filings.

     The Registrant is subject to the reporting requirements of section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, is obligated to file current, quarterly, annual, and transitional reports, proxy statements, and other information with the Commission, and is obligated to deliver copies of certain reports and filings by mail to its shareholders and to certain other parties, as required by Federal securities laws. Such reports, proxy statements, and other filings may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of said materials may be obtained at prescribed rates from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549 or from the Commission's Web site, the electronic address for which is www.sec.gov.

     The Registrant shall permit its shareholders to ask questions of and receive answers from the Registrant concerning any aspect of the information contained in this Report, and, if necessary, to obtain additional information pertaining to information to security holders integrated in this Report, to the extent the Registrant possesses such information or to the extent the Registrant can acquire such information without unreasonable effort or unreasonable expense, in order to verify the accuracy of the information contained in this Report to any of its shareholders. The Registrant encourages its shareholders to contact it; if electronically, to cartooninvestors@rochester.rr.com, or, if by mail, to its mailing address, which is Post Office Box 202, Wyoming, New York 14591-0202, or to the address of its principal executive office, which is first written on the cover hereof. (The Registrant cannot assure the public that its electronic mail (e-mail) address will remain active or available for any period subsequent to the filing date of this Report.)

SCHEDULE 14f-1 INFORMATION.

     The Registrant was required to report a change in the majority of the Registrant's Directors on Schedule 14f-1; however, due to the Registrant's dilemmas in regard to its organization, administration, and severe limitation on fiscal resources, the Registrant was unable to timely file the required schedule to confirm the occurrence of certain corporate actions that were effected by the Registrant's shareholders by written consent in lieu of a meeting. Consequently, the Registrant is disclosing the information required by Schedule 14f-1 herein this item fifth of Part II of this Form 10-QSB, as follows:

NOTICE OF CHANGE IN THE MAJORITY OF THE BOARD OF DIRECTORS.

     This information is being furnished to all holders of record as of the close of business on January 25, 2005 of the common voting equity securities and preferred debt securities of Cartoon Acquisition, Inc., a United States corporation organized under the laws of the State of Delaware (the “Registrant”), in accordance with the requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the United States Securities and Exchange Commission's (the “Commission”) Rule 14f-1.

     This information was to have been mailed to the Registrant's shareholders as of the Record Date on or about February 7, 2005; however, because of the Registrant's incapability to mail this information to its shareholders without unreasonable effort and expense, the Registrant, pursuant to the satisfaction of the requirements enumerated in General Instruction D of Form 10-QSB, the Registrant is integrating this information in this Report.

     This information is considered to be an integrated report to security holders and shall be deemed to be filed with the Commission by its inclusion in this Form 10-QSB.

"NO VOTE OR OTHER ACTION BY THE REGISTRANT'S STOCKHOLDERS WAS REQUIRED IN RESPONSE TO THIS INFORMATION AND THE REGISTRANT IS NOT SOLICITING PROXIES."

INTRODUCTION.

     This statement pursuant to Section 14(f) of the Exchange Act, as amended (the “Statement”) is being disseminated to the shareholders of the Registrant as a report to security holders integrated in this Form 10-QSB Report, in connection with the transactions described more fully hereinbelow, which resulted in a change of control of the Registrant and in a change in the majority of the Registrant's Board of Directors.

The Transaction(s).

     On January 25, 2005, Randolph S. Hudson entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with James W. Margulies pursuant to which Mr. Hudson agreed to purchase 185,000 shares of the Registrant’s common stock (the "Shares") in exchange for the issuance of a Promissory Note in principal the amount of $100,000 (the "Note") to become payable to Mr. Margulies under the terms thereunder (the Shares and the Note, collectively referred to herein as the "Purchase Documents").

     There are no material relationships between the Registrant or its affiliates and any of the parties of the Common Stock Purchase Agreement. This transaction was consummated on January 25, 2005.

     No part of the consideration used to acquire the majority of the Registrant’s Shares was from a loan that was in any way associated with the Registrant, and is in no manner an obligation of the Registrant.

     In connection with the transaction(s), the Registrant was required to appoint a new director, namely, Mr. Hudson, to the Registrant's Board of Directors, because Mr. Margulies was required to submit his resignation pursuant to the terms of the Common Stock Purchase Agreement. Such appointment was to have scheduled to become effective at the end of a 10-day period, which was to have followed the date on which a Schedule 14f-1 was filed with the Commission and mailed to the Registrant's stockholders of record. The Schedule 14f-1 was to have been mailed to the stockholders on or about February 7, 2005. (The 10-day Period was to have ended on or about February 17, 2005.) (It should be noted the Registrant mailed a letter to its shareholders in partial conformity with Regulation 14A and/or Regulation 14C, which the Registrant's principal executive officer, Mr. Hudson, was of the understanding would satisfy the requirements of notification pursuant to Regulation 14A and/or Regulation 14C in this regard. A copy of that certain letter to shareholders is attached as Exhibit 22 hereof, and was mailed to all of the Registrant's shareholders on or about February 7, 2005.)

     Effective January 25, 2005, the Registrant's former sole officer and sole director, being one and the same, Mr. Margulies, resigned his position and Mr. Hudson, by the written consent of the Board of Directors in lieu of a meeting was also appointed to serve as the Registrant’s new President, Chief Executive Officer, Secretary, Chief Administrative Officer, Treasurer, and Chief Financial Officer.

     The Purchase Documents are attached as exhibits to this Report, and, also, they were contained in Mr. Hudson's Schedule 13D report to the Commission on March 28, 2005

     The discussion of the Purchase Documents, and of each ancillary document related to the transaction between Mr. Margulies and Mr. Hudson set forth herein, are qualified in their entirety by reference to the respective exhibit attached hereto and made a part hereof by reference thereto.

CHANGES IN MAJORITY OF DIRECTORS.

     As a part of the transaction between Mr. Margulies and Mr. Hudson, the following changes to the Registrant’s Board of Directors and officers did occur:

  James W. Margulies resigned as the Registrant's sole officer and director on January 25, 2005.
  Randolph S. Hudson was elected to serve as the Registrant's sole director on January 25, 2005 and was appointed to serve as the Registrant's sole officer, to fill various positions, effective January 25, 2005.

INFORMATION REGARDING THE COMPANY.

     Please read this information carefully. It describes the general terms of the transaction(s) and contains certain biographical and other information concerning the executive officers and directors after the closing of the transaction(s). Additional information is contained in the Schedule 13D report filed with the Commission on March 28, 2005 regarding that certain transaction. All of the Registrant's filings may be inspected without charge at the public reference section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, or may be obtained on the Commission’s website at www.sec.gov.

EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

LONG TERM COMPENSATION

			ANNUAL COMPENSATION			AWARDS		PAYOUTS

All
					Other	Restricted		Other
					Annual	Stock	Securities	LTIP Compen-
Name and	Principal		Salary	Bonus Compensation Awards			Underlying	Payout sation
Position		Year	($)	($)	($)	($)	Options/SARs ($)	($)

James W. Margulies
(1)		2004	-0-	-0-	$20	-0-	-0-	-0-	-0-
Randolph S.	Hudson
(2)		2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	As of December 31, 2004, Mr. Margulies was the sole officer and director of the Registrant.

(2)	Mr. Hudson was appointed as the Registrant's sole officer, to fill various positions, and was elected to serve as the Registrant's sole director on January 25, 2005. However, Mr. Hudson is not entitled to receive compensation by the Registrant as of the date of this Report.

STOCK OPTION GRANTS AND EXERCISES.

     For the Registrant’s most recent calendar year ended December 31, 2004, the Registrant did not issue any options or Stock Appreciation Rights to any officers, employees, or directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-INCONTROL ARRANGEMENTS.

     Currently, the Registrant has no employment agreements with any of its senior executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement, or any other termination of any of its senior executive officers, from a change-in-control, or from a change in any senior executive officer’s responsibilities following a change-in-control.

COMPENSATION OF DIRECTORS.

     As of the date and for the period covered by this Report, the Registrant does not pay its directors for attending meetings of the Board of Directors, although the Registrant expects to adopt a director compensation policy in the future. The Registrant has no standard arrangement pursuant to which the directors of the Registrant are compensated for any services provided as a director or for committee participation or special assignments, if any, or as may become applicable in the future.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES.

     No share purchase options were exercised by the Registrant’s officers, directors, or other persons during the calendar year ended December 31, 2004.

BENEFIT PLANS.

     The Registrant does not have a long-term incentive plan nor does the Registrant have a defined benefit, pension plan, profit sharing or other retirement plan, although the Registrant may adopt one or more of such plans in the future.

DESCRIPTION OF VOTING SECURITIES.

     As of the date on the cover of this Report, the Registrant has 200,001 voting shares of capital stock issued and outstanding, the holder of each of which is entitled to one vote per share. The Registrant has no shares of preferred stock issued.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 31, 2005 with respect to the beneficial ownership of the outstanding shares of Registrant’s common voting equity securities by (i) each person known by Registrant who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors of the Registrant; and (iii) all the aforementioned officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 31, 2005 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 200,001 common shares issued and outstanding on a fully diluted basis, as at March 31, 2005.

		Amount	and
		Nature
	Name and Address	Of	Beneficial	Percent Of Class
Title of Class	Of Beneficial Owners	Ownership		(1)

Common Stock	Randolph S. Hudson (2) (3)	185,000		92.5%
Common Stock	James W. Margulies (4)	15,000		7.499%

	All officers and directors as a group (2)	185,000		92.5%

(1)	The number of outstanding shares of common stock of the Registrant for purposes of calculating the percentages is 200,001.

(2)	Mr. Hudson is the Registrant's sole officer and director.

(3)	Mr. Hudson's mailing address is Post Office Box 202, Wyoming, New York 14591-0202.

(4)	Mr. Margulies' mailing address is 30100 Chagrin Boulevard, Suite 250, Pepper Pike, Ohio 44124.

DIRECTORS AND EXECUTIVE OFFICERS.

     After the closing of the transactions between Messrs. Margulies and Hudson, there were certain changes in the composition of the Registrant's Board of Directors and offices of its senior executive officers. Mr. Hudson, who was nominated and elected to serve as the sole member of the Registrant's

Board of Directors, will serve as a director until a new qualified director or qualified directors is/are duly nominated and elected to serve pursuant to the Registrant's Certificate of Incorporation, Bylaws, and/or applicable federal or state laws, by operation of law, until he resigns, or until he is removed from office.

     The following information sets forth specific information regarding the Registrant’s current sole officer and sole and director.

APPOINTMENT OF NEW OFFICERS AND DIRECTORS.

     In connection with the transaction between Messrs. Margulies and Hudson, effective January 25, 2005, Mr. Margulies resigned as President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer of the Registrant. Further, effective January 25, 2005, Mr. Margulies resigned as then the Registrant's sole director.

     On January 25, 2005, the Board of Directors appointed Randolph S. Hudson to serve as the Registrant's President, Chief Executive Officer, Secretary, Chief Administrative Officer, Treasurer, and Chief Financial Officer. The Board of Directors also appointed Mr. Hudson as the new Director on the Board, to replace the vacancy created by Mr. Margulies' resignation.

     As of the date of this Report, Mr. Hudson's principal occupation was that of a business consultant and as a developer and principal of business entities that are engaged in both commerce and in industry. As of the date on the cover of this Report, Mr. Hudson served as (1) the co-managing senior general partner of Union First Capital Markets, a New York general partnership, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that maintains an office at 233 Alexander Street, Second Floor, Rochester, New York 14607; (2) the sole proprietor of Corporate Strategies and Logistics, a de facto fictitious business conducted by Mr. Hudson, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that is entitled to receive mail at 11601 Biscayne Boulevard, Suite 201, North Miami, Florida 33181, (3) the incorporator, principal organizer, Chairman of the Board, President, and Chief Executive Officer of Hudson National Financial Corporation, a de facto Utah corporation in the process of becoming reinstated as a Utah corporation, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591, (4) the principal organizer of a prospective restaurant and bar operation that is proposed to be located at 2205 Buffalo Road in Gates, New York, which will be owned by a de facto Oklahoma corporation to be renamed Consumers Hospitality Corporation, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591), (5) the acting President, Secretary, Treasurer, and Director of Montana Acquisition Corporation, a United States corporation organized under the laws of the State of Delaware, entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that maintains an office address at 14 Franklin Street, Suite 900, Rochester. New York 14604, and (6) the acting President, Secretary, Treasurer, and a Director of Second Mongolian Mining Security Services, Inc., a non-distributing Federal Canadian corporation, the securities of which are quoted (on an "unsolicited bids" basis) on the Over-the-Counter Bulletin Board electronic intermediary quotation system in the United States under the symbol "SEMLF", which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that uses a principal registered office address at One Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7 Canada.

     Prior to his associations with the firms stated hereinabove, Mr. Hudson served as a senior general partner of HNFC Capital Markets and as a senior general partner of Alliant Corporate Strategies. During the 21 years prior to his occupations and professional associations stated hereinabove, Mr. Hudson was engaged as the key principal (or as the managing general partner or as the controlling shareholder) in the following business ventures: the ownership and operation of four new and used car dealerships (in California and in Utah), two auto leasing companies (in California and in Utah), five full service hotels (in New Mexico, in Texas, in Oklahoma, and in California), 109 restaurants (located throughout the contiguous United States and in Northern Mexico), three nightclubs (in California, in Utah, and in Nevada), a chain of convenience stores (in Utah), a chain of stationery and office-supply stores (located in California), a chain of coin-operated laundry and dry-cleaning operations (throughout the Intermountain United States), one regional ice cream manufacturing and distribution facility (in Utah), a chain of retail ice cream and fountain operations (in Utah, in Nevada, and in California), a chain of doughnut stores (in California and in Utah), a moderately-sized gold and silver operation (in Nevada), and, finally, Mr. Hudson owned 412 residential rental units (in Utah and in Washington).

     As of the date and for the period of this Report, Mr. Hudson was the sole director, principal shareholder, and acting President, Secretary, and Treasurer of Montana Acquisition Corporation, a United States corporation organized under the laws of the State of Delaware (Commission CIK 0001124043), entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that maintains an office address at 14 Franklin Street, Suite 900, Rochester. New York 14604, and the acting President, Secretary, Treasurer, and a Director of Second Mongolian Mining Security Services, Inc., a non-distributing Federal Canadian corporation, the securities of which are quoted (on an "unsolicited bids" basis) on the Over-the-Counter Bulletin Board electronic intermediary quotation system in the United States under the symbol "SEMLF", which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that uses a principal registered office address at One Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7 Canada.

COMMITTEES.

     With the exception of the newly created Audit Committee, the Registrant's Board of Directors does not currently have any other committees.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT DISCLOSURE.

     Prior to January 25, 2005, the Registrant did not have an audit committee. However, Randolph S. Hudson, the Registrant's principal shareholder after January 25, 2005, did establish an audit committee. The audit committee's sole member is Mr. Hudson, who also serves as the Registrant's sole officer and director. Consequently, as the result of the recent establishment (that being during the first calendar quarter of 2005) of the audit committee, the Audit Committee had no meetings during the last calendar year.

     The principal function of the Audit Committee is to make certain that all of the Registrant's financial records are accurate, true, and complete, prior to the release of the Registrant's financial information to its PCAOB-certified general accountant and PCAOB-certified certifying accountant. In addition, the Audit Committee is responsible for making certain that the Registrant maintains adequate controls for the administration of all of the Registrant's financial books and records, including the entries for all material and non-material financial and financially related transactions of the Registrant.

     For the period covered by this Report, the Audit Committee has not reviewed and discussed the audited financial statements with the Registrant's senior executive management; the Audit Committee has not discussed the matters required to be discussed by SAS 61 with its certifying accountant; the Audit Committee has received the written disclosures and the letter from its certifying accountant required by the Independence Standards Board Standard No. 1, however, it has received such written disclosures and the letter on a later date (because the Registrant changed its certifying accountant and because the Registrant prepared its reviewed statements of financial condition for the period covered by this Report on a date beyond this period); and, lastly, although on a later date (because the Registrant changed its certifying accountant and because the Registrant prepared its reviewed statements of financial condition for the period covered by this Report on a date beyond this period), the Audit Committee recommended to the Board of Directors that the reviewed statements of financial condition be included in the Registrant's quarterly report for the period ended March 31, 2005 and that the audited statements of financial condition be included in the Registrant's annual report on Form 10-KSB for the calendar year ended December 31, 2004.

     The Audit Committee is comprised of Randolph S. Hudson, who also serves as the Registrant's sole director and sole officer.

     As of the date and for the period covered by this Report, the Audit Committee does not have a written charter.

     Because Mr. Hudson is the Registrant's sole officer and director, he is not independent; and, the Registrant, within the nine-month period following the date of this Report, intends to appoint an independent person to serve on the Registrant's audit committee or on the Registrant's Board of Directors, until such date the Registrant is prepared to effect either a business combination, asset acquisition, or stock purchase transaction. It is the determination of the Registrant's Board of Directors, chiefly, because of the Registrant's extremely limited financial resources, that it would be difficult to engage a person or persons who would be capable of performing such functions, independent of their ownership in the Registrant, without the Registrant's capability to properly compensate any such person or persons.

MEETINGS OF THE BOARD OF DIRECTORS.

     The Board of Directors took action by unanimous written consent in lieu of a meeting on January 25, 2005 to nominate and elect Randolph S. Hudson to serve as the Registrant's President, Chief Executive Officer, Secretary, Chief Administrative Officer, Treasurer, and Chief Financial Officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Exchange Act requires the Registrant's officers, directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Registrant with copies of all Section 16(a) forms they file. Based solely on the Registrant’s review of these reports or written representations from certain reporting persons, during the calendar year ended December 31, 2004, and during the current calendar year, the Registrant believes that all filing requirements applicable to the Registrant’s officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

     The Registrant is a small business issuer with a class of equity securities registered pursuant to section 12 of the Exchange Act; the Registrant's senior executive officer has performed a review of beneficial ownership and has determined that all persons required to report their ownership of shares of the Registrant's common voting equity securities have timely and accurately filed such reports on either Form 3, Form 4, or Form 5 for the Registrant's calendar year ended December 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance.

     After performing its required due-diligence, the Registrant has determined the persons required to report their ownership of shares of the common voting equity securities of the Registrant for the most recent calendar year (ended December 31, 2004) have done so.

     The results of the investigation revealed that 200,000 shares of the Registrant's common stock is owned by James W. Margulies, the Registrant's sole officer and director, and, Mr. Margulies timely filed the requisite Form 3 report with the Commission in the period provided by law.

     Mr. Margulies did not file any late reports, nor did he intentionally fail to file any required reports, in this regard to the period that is subject hereof this Report. Mr. Margulies' ownership in the Registrant was limited to 200,000 of the Registrant's common stock.

Code of Ethics.

     As at March 31, 2005, the Registrant's Board of Directors did not adopt any form of a code of ethics that would apply to any of each of the Registrant's principal executive officer, principal financial officer, or the same person performing similar functions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the two-year period prior to the date on the cover of this Report the following transactions occurred, whereby, certain relationships may be considered to exist:

     Generally, the Registrant has not and does not intend to enter into any transactions with its senior executive management, or any nominees for such positions. With the exception of the transactions listed below, the Registrant has not and does not intend to enter into any transactions with its beneficial owners (to the extent of the participation in the Registrant's senior executive management by any beneficial owner).

     For the period of this Report, the Registrant is not a subsidiary of any parent company, nor does the Registrant own the stock in any company that may be considered its subsidiary.

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

     Furthermore, Mr. Margulies also served as the Registrant's attorney. However, during his service as the Registrant's attorney: (a) Mr. Margulies did not receive any compensation for his services rendered to the Registrant (other than the 200,000 shares of the registrant's common stock valued at $20); (b) Mr. Margulies did not receive any compensation for his employment by the Registrant; (c) Mr. Margulies did not receive any stipends or service fees for his tenure on the Registrant's Board of Directors; (d) if it was billed, the total combined invoices for his representation as the Registrant's attorney would not have exceeded $60,000; and, (e) no members of Mr. Margulies' family performed any work or services for the Registrant, and were not elected, or nominated to be elected, to serve on the Registrant's Board of Directors.

     Although the Registrant has not and does not intend to enter into any transactions with its senior executive management, or nominees for such positions, it should be noted: for the quarterly period ended March 31, 2005, the Registrant utilized the office of the Law Offices of Stephen D. Rogoff, Esq., the law firm that represents Randolph S. Hudson, the Registrant's principal stockholder, sole officer, and director, the use of which is without charge or expense to the Registrant, provided, however, only for the period that Mr. Hudson remains the principal shareholder of the Registrant.

     The Registrant issued 200,000 restricted shares of its common stock to James W. Margulies, its former President, Treasurer, Secretary, and sole director for his services rendered in the formation and organization of the Registrant, which was valued at $20. Other than this transaction, the Registrant has not entered into transactions with any other promoters.

     Mr. Margulies originally acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That mean that he would be unable to sell such securities either unless they are either registered with the Commission and with comparable agencies in the state where he resides, or that would be exempt from registration. The most widely used exemption from registration requirements is provided by the Commission's Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90-day period.

     On or about January 25, 2005, Randolph S. Hudson entered into a private securities transaction with James W. Margulies, the Registrant's former principal shareholder, sole officer, and director, whereby, Mr. Hudson purchased 185,000 shares, or approximately 92.5%, of the Registrant's common stock. Initially, Mr. Hudson acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as would be permitted under an exemption from registration requirements under applicable securities laws. That means that he would be unable to sell such securities either unless they are registered with the Commission and with a comparable agency in the state where he resides, or that such shares would be exempt from further registration. The most widely used exemption from registration requirements is provided by the Commission's Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90-day period.

     The Registrant's currently serving sole officer and director, Mr. Hudson, is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Hudson may face a conflict in selecting between the Registrant and his other business interests, some of which may be required to be performed for other reporting companies. The Registrant has not formulated a policy for the resolution of such conflicts.

LEGAL PROCEEDINGS.

     The Registrant is not aware of any legal proceedings in which purchasers, any director, officer, or any owner of record or beneficial owner of more than five percent (5%) of any class of the common voting securities of the Registrant, or any affiliate of purchaser, or of any such director, officer, or affiliate of the Registrant, or any security holder, is a party adverse to the Registrant or has a material interest adverse to the Registrant.

Item 5. Other Information

     Some of the statements made in Item 5 of this Report may be deemed to be "forward-looking statements", as that term is defined in Section 27A of the Securities Act of 1933 (15 U.S.C. 77z-2) and in Section 21E of the Securities Exchange Act of 1934 (15 U.S.C. 78u-5), which are referred to as "statutory safe harbor" provisions. Forward-looking statements are not historical facts; rather, forward-looking statements are based upon the opinions and estimates of the Registrant's management at the time such statements are made. Every forward-looking statement is subject to inherent risks and uncertainties that could cause the actual results to differ materially from the plans, projections, or expectations expressed or implied by such statement at the time the statement was made. The Registrant cautions the public not to place undue influence on these forward-

looking statements, which speak only as of the date they were made and may not have been updated in further filings, schedules, or reports required to be filed with the Commission, or with any other body government.

     Certain statements contained in this section of this Report may infer an impression of optimism about the Registrant's beliefs and expectations, expressed through words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "contemplates", "prospective", "attempt", "proposed", and similar expressions or terms identify forward looking statements.

5.1.	NOTIFICATION OF PROSPECTIVE RISKS TO SHAREHOLDERS OF THE REGISTRANT.

	a.	Notification of Delinquent Form 10-QSB Filing. Due to certain administrative impediments that were encountered by the Registrant to prepare and to have timely filed this Report with the Commission (chiefly, those of a severe temporary financial hardship endured by the Registrant and by other weather-related impediments to which the Registrant had to succumb), the Registrant does hereby notify its shareholders: Depending on the Commission's view of the Registrant's late filing hereof, the Commission may notify the Registrant of its disapproval and may notice the Registrant, or, may impose a fine or other penalty against the Registrant or against the Registrant's Chief Executive Officer for said late filing.

	b.	Notification of Risk Attendant to the Registrant's Overall Delinquency under Section 13(a) of the Securities Exchange Act of 1934. In addition to other significant risks the Registrant may encounter, and, consequently, that the Registrant's shareholders may encounter relative to their ownership of common voting equity securities in the Registrant, as the result of the Registrant's overall delinquency in filing its current, quarterly, periodic, and annual reports, as the Commission requires the Registrant to file pursuant to Section 13(a) of the Securities Exchange Act of 1934, the Commission, at its discretion, may impose a fine or penalty against the Registrant, its director, or its senior executive officer; the imposition of any such fine or penalty would cause a material adverse effect on the Registrant's current and future financial condition; and, any formal censure would impede the Registrant's contemplated and orderly future organization and development.

	c.	Notification of the Registrant's Failure by Incapability to File a Schedule 14C.

The Registrant did not timely file a report on Schedule 14C. It was the interpretation of the Registrant's principal executive officer, sole director, and principal shareholder, Randolph S. Hudson that only a letter to shareholders was required to have been mailed to shareholder stating the facts pursuant to Regulation 14A and/or Regulation 14C. Thereafter, upon learning of the requirement, the Registrant was incapable of preparing and submitting a report on Schedule 14C without unreasonable effort and expense. That, and it was too late.

(1) Risk Attendant to the Registrant's Delinquency. In addition to other, significant risks the Registrant may encounter and that the Registrant's shareholders may encounter relative to their ownership of common voting equity securities in the Registrant, as the result of the Registrant's incapability to file a Schedule 14C with the Commission, the Commission may impose a fine or penalty against the Registrant, its director, or its senior executive officer; the imposition of any such fine or penalty would cause a material adverse effect on the Registrant's current and future financial condition; and, any formal censure would impede the Registrant's contemplated and orderly future organization and development.

d.	Notification of the Registrant's Failure to File a Schedule 14f-1.

The Registrant did not timely file a report on Schedule 14f-1; however, the Registrant has incorporated the information herein. It was the interpretation of the Registrant's principal executive officer, sole director, and principal shareholder, Randolph S. Hudson that Schedule 14f-1 needed only to have been filed if the facts to have been reported on Schedule 14f-1 varied from those facts required to have been filed on Schedule 13D, which was timely filed with the Commission.

(1) Risk Attendant to the Registrant's Delinquency. In addition to other, significant risks the

Registrant may encounter and that the Registrant's shareholders may encounter relative to their ownership of common voting equity securities in the Registrant, as the result of the Registrant's delinquent filing on Schedule 14f-1 with the Commission, the Commission may impose a fine or penalty against the Registrant, its director, or its senior executive officer; the imposition of any such fine or penalty would cause a material adverse effect on the Registrant's current and future financial condition; and, any formal censure would impede the Registrant's contemplated and orderly future organization and development.

5.2. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.

     On January 25, 2005, James W. Margulies, then the Registrant's senior executive officer and sole director resigned as the result of a contractual obligation that resulted from the effect of a private securities transaction, whereby Randolph S. Hudson purchased approximately 92.5% of the Registrant's issued and outstanding common voting equity securities. The Registrant does not consider the accounting determinations that bound Mr. Margulies' resignation to be categorized as becoming subject to the definition of a plan of termination described in paragraph 8 of FASB Statement of Financial Accounting Standards No. 146 (Accounting for Costs Associated with Exit or Disposal Activities); nevertheless, the Registrant will clarify Mr. Margulies' entitlements hereinbelow.

     Facts. The Registrant has not registered, nor does it sponsor or co-sponsor, any type or form of stock option plan, stock incentive plan, employee compensation plan, employee incentive plan, or other comparable plans under which it would compensate employees, either on a current or deferred basis. Heretofore, the Registrant has not filed any registration statement with the Commission on Form S-8, or otherwise, for any compensation or award plan or program. Moreover,

a.	Mr. Margulies was not entitled to receive any compensation for his employment as the sole officer of the Registrant, nor was Mr. Margulies entitled to receive any stipend or payment for his service to the Registrant by serving on its Board of Directors.

b.	Mr. Margulies was not entitled to receive shares of (i) any common voting equity securities in the Registrant or (ii) any debt securities, convertible or otherwise, of the Registrant, for his employment by, or for his services rendered to, the Registrant, which were not theretofore issued and delivered to him.

c.	Mr. Margulies did also professionally represent the Registrant as its General Counsel, for which he claimed no payment or other compensation was due him by the Registrant.

     Consequently, the Registrant does not expect to incur any direct or indirect financial obligations as the result of Mr. Margulies' departure.

5.3.	MATERIAL MODIFICATIONS TO RIGHTS OF SECURITY HOLDERS. a. Purchase of Supermajority Interest in the Registrant by Randolph S. Hudson.

     Although the constituent instruments defining the rights of the holders of the Registrant's registered common voting equity securities have not, as of the date hereof, been materially modified, and, although the rights evidenced by the Registrant's registered common voting equity securities (which common voting equity securities constitute the entire and single class of common stock the Registrant is authorized to issue) have not, as of the date hereof, been materially limited or qualified by the issuance or modification of any other class of the Registrant's registered common voting equity securities. The Registrant's shareholders and the public should be aware that a private securities transaction that effectuated the change-in-control of the Registrant may impair, or otherwise limit, in the overall, the action or actions, or the attempt to act, by the Registrant's existing shareholders, or prospective investors, as follows, except by any act or action by the Registrant's shareholders that may be offset by litigation or by an action that could be categorized those acts or actions promulgated by persons or entities exercising their rights as dissenters' (which rights are enumerated in the General Corporation Law of Delaware; Delaware being the domestic jurisdiction that enfranchised the Registrant).

     Notwithstanding the Registrant's statements made hereinabove, on January 25, 2005, Randolph S. Hudson purchased approximately 92.5% of the Registrant's common stock from the Registrant's former principal shareholder, James W. Margulies.

5.4. CHANGES IN CONTROL OF REGISTRANT.

     On January 25, 2005, a change in control of the Registrant occurred. Fundamentally, Randolph S. Hudson, an individual principally residing in the State of New York, did enter into that certain Common Stock Purchase Agreement, dated January 25, 2005 (that "Stock Purchase Agreement"), with James W. Margulies of Pepper Pike, Ohio. [A facsimile of that Stock Purchase Agreement is annexed as Exhibit 99.1(a) hereof.] Under the terms of that Stock Purchase Agreement, Mr. Hudson purchased 185,000 shares, or approximately 92.5%, of the Registrant's common voting equity securities (the Registrant's "Common Stock") for $100,000, which was to be paid in accordance with the terms of a certain promissory note, of even date with that Stock Purchase Agreement (that "Note"). [A facsimile of that Note is annexed as Exhibit 99.1(b) hereof.] In addition, Mr. Hudson secured his obligation to Mr. Margulies by delivering that certain Pledge and Security Agreement, dated January 25, 2005 (that "Pledge Agreement") to Mr. Margulies as part of the closing documents for the transaction. [A facsimile of that Pledge Agreement is annexed as Exhibit 99.1(c) hereof.]

     Mr. Hudson claims beneficial ownership of the Registrant's Common Stock described hereinabove; he is not a member of any voting trust or similar group, whereby, in the company of other shareholders, he would not vote in any manner on any given issue; he has the sole power to vote, or to direct the vote, and the sole power to dispose of, or to direct the disposition of, his 185,000 shares of the Registrant's Common Stock. There are no persons or entities that share Mr. Hudson's power to vote, nor that may direct the power to vote, nor that hold power to dispose of, nor that direct the power to dispose of, any of the shares of the Registrant's Common Stock that he claims to beneficially own.

     The source of the funding used by Mr. Hudson is that of his personal obligation; and, no commercial, or other traditional banking, sources of financing or credit accommodations were used in consummating the transaction; moreover, Mr. Hudson did not act on behalf of any third party, nor will any third party directly pay Mr. Hudson's obligation to Mr. Margulies.

Prior to Mr. Hudson's purchase of the Registrant's Common Stock, Mr. Margulies owned 99.99% of the Registrant's Common Stock, and served the Registrant as its sole director, President, Secretary, and Treasurer. As a condition to Mr. Hudson and Mr. Margulies entering into that Stock Purchase Agreement, among other things, Mr. Margulies was required to tender his resignation to the Registrant's Board of Directors and shareholders, which resignation became effective on January 25, 2005. [A copy of Mr. Margulies' resignation is annexed as Exhibit 17 hereof.]

Following Mr. Hudson's purchase of the Registrant's Common Stock, Mr. Margulies retained 15,000 shares, or approximately 7.5%, of the Registrant's Common Stock. No voting agreement nor other arrangement exists between Mr. Hudson and Mr. Margulies with respect to voting their respective shares of the Registrant's Common Stock, nor is any such arrangement anticipated to occur in the near future.

However, the Registrant notifies its shareholders, any prospective investors, and the public that should Mr. Hudson fail to satisfy his obligation to Mr. Margulies under the terms of that Note by default not remedied, or, should Mr. Hudson default under the terms of that Note and should Mr. Margulies not forbear the obligation by agreeing to revised terms satisfactory to both he and Mr. Hudson, then, Mr. Margulies may proceed against the collateral identified in that Pledge Agreement; namely, the 185,000 shares of the Registrant's Common Stock. Under this scenario, depending on the manner in which, and with whom, Mr. Margulies proceeded to realize the collateral under that Pledge Agreement, a change in control of the Registrant would occur.

Mr. Hudson understands that his obligation, beyond the date of his purchase of the Registrant's Common Stock, requires him to perform further undertakings regarding his ownership of the Common Stock. To that extent, Mr. Hudson, acting individually, and as a shareholder of the Registrant, intends to timely comply with all of the Commission's rules and regulations limited to the applicable disclosures required and associated with his beneficial ownership of the Registrant's Common Stock.

5.5.	DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

(a) Resignation of James W. Margulies. On January 25, 2005, Randolph S. Hudson purchased 185,000 shares, or approximately 92.5%, of the Registrant's common voting equity securities (the Registrant's "Common Stock") from James W. Margulies, who, prior to that date owned 200,000 shares, or approximately 99.99%, of the Registrant's Common Stock. [The specific terms of the stock purchase transaction are more fully described in "Section 5.4 Changes in Control of Registrant" hereinabove.]

     As a condition contained in that certain Common Stock Purchase Agreement (that "Stock Purchase Agreement"), Mr. Margulies agreed to resign his position as the sole Director and his positions as President, Secretary, and Treasurer of the Registrant, which collective resignations became effective on January 25, 2005. [A facsimile of that Stock Purchase Agreement is annexed as Exhibit 99.1(a) hereof. Furthermore, a facsimile of Mr. Margulies' resignation is annexed as Exhibit 17 hereof.] Consequentially, Mr. Margulies' resignation was not the result of an involuntary termination, nor was his resignation the result of any disagreement between him and the Registrant. Lastly, as his resignation was as the result of a contractual obligation under a private securities transaction, his choice was not of that to stand for reelection.

     However, the Registrant, acting in accordance with U.S. Federal securities laws, (a) provided Mr. Margulies with a copy of the disclosures it made herein and elsewhere, and (b) requesting Mr. Margulies to furnish the Registrant with a letter that would have to state whether he agrees or disagrees, and the specific details of his agreement or disagreement, with the Registrant's statements hereon, which the Registrant, upon its receipt of Mr. Margulies' reply, agrees to promptly file with Commission.

     Election of Randolph S. Hudson as Director and Appointment as President, Secretary, and Treasurer. On January 25, 2005, Randolph S. Hudson purchased 185,000 shares, or approximately 92.5%, of the Registrant's common voting equity securities (the Registrant's "Common Stock") from James W. Margulies. [The specific terms of the stock purchase transaction are more fully described in "Section 5.4 Changes in Control of Registrant" hereinabove.] As a condition of that transaction, and to not hinder Mr. Hudson's objective to organize and further develop the Registrant, Mr. Margulies agreed to resign his positions as the President, Secretary, and Treasurer of the Registrant, which resignation became effective on January 25, 2005.

     In furtherance of that transaction between Messrs. Hudson and Margulies, a corporate action effected by the unanimous written consent of directors in lieu of a meeting of the Registrant's Board of Directors was done on January 25, 2005, whereby, Mr. Hudson was nominated and unanimously elected to serve on the Registrant's Board of Directors. By that written consent, the Board of Directors, again, acting in unanimity, appointed Mr. Hudson to serve in the positions of the Registrant's President and Chief Executive Officer, and to fill, in an interim or temporary capacity (the term of such appointment undetermined by the Registrant's Board of Directors as of the date of this Report), the positions of Secretary, Chief Administrative Officer, Treasurer, and Chief Financial Officer, pending the Board's expected ongoing evaluation of qualified candidates and the subsequent employment of the person or persons that it will employ to fill those positions on a later date, as the Registrant's business and organization further develops.

     The Registrant and Mr. Hudson have not entered into any formal employment agreement, and there is no understanding between Mr. Hudson and the Registrant with regard to his prospective compensation or other remuneration, as of the date of this Report.

     As of the date and for the period covered by this Report, Mr. Hudson's principal occupation was that of a business consultant and developer and he was the principal of business entities that are engaged in both commerce and in industry. As of the date of this Report, Mr. Hudson served as (1) the co-managing senior general partner of Union First Capital Markets, a de facto New York general partnership, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that maintains an office at 233 Alexander Street, Second Floor, Rochester, New York 14607; (2) the sole proprietor of Corporate Strategies and Logistics, a fictitious business conducted by Mr. Hudson, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591 and that is entitled to receive mail at 11601 Biscayne Boulevard, Suite 201, North Miami, Florida 33181, (3) the incorporator, principal organizer, Chairman of the Board, President, and Chief Executive Officer of Hudson National Financial Corporation, a de facto Utah corporation, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591, (4) the principal organizer of a prospective restaurant and bar operation that is proposed to be located at 2205 Buffalo Road in Gates, New York, and that is scheduled to be owned by a de facto Oklahoma corporation to be renamed Consumers Hospitality Corporation, which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591), (5) the acting President, Secretary, Treasurer, and Director of Montana Acquisition Corporation, a United States corporation organized under the laws of the State of Delaware, entitled to receive mail at Post Office Box 202, Wyoming, New York 14591, and that maintains an office address of

14 Franklin Street, Suite 900, Rochester. New York 14604, and (6) the acting President, Secretary, Treasurer, and a Director of Second Mongolian Mining Security Services, Inc., a non-distributing Federal Canadian corporation, the securities of which are quoted (on an "unsolicited bids" basis) on the Over-the-Counter Bulletin Board electronic intermediary quotation system in the United States under the symbol "SEMLF", which is entitled to receive mail at Post Office Box 202, Wyoming, New York 14591, and that uses a principal registered office address of One Yonge Street, Suite 1801, Toronto, Ontario M5E 1W7 Canada.

     Prior to his associations with the firms stated hereinabove, Mr. Hudson served as a senior general partner of HNFC Capital Markets and as a senior general partner of Alliant Corporate Strategies. During the 21 years prior to his occupations and professional associations stated hereinabove, Mr. Hudson was engaged as the key principal (or as the managing general partner or as the controlling shareholder) in the following business ventures: the ownership and operation of four new and used car dealerships (in California and in Utah), two auto leasing companies (in California and in Utah), five full service hotels (in New Mexico, in Texas, in Oklahoma, and in California), 109 restaurants (located throughout the contiguous United States and in Northern Mexico), three nightclubs (in California, in Utah, and in Nevada), a chain of convenience stores (in Utah), a chain of stationery and office-supply stores (located in California), a chain of coin-operated laundry and dry-cleaning operations (throughout the Intermountain United States), one regional ice cream manufacturing and distribution facility (in Utah), a chain of retail ice cream and fountain operations (in Utah, in Nevada, and in California), a chain of doughnut stores (in California and in Utah), a moderately-sized gold and silver operation (in Nevada), and, finally, Mr. Hudson owned and personally 412 residential rental units (in Utah and in Washington).

     Of Mr. Hudson's current or prior business relationships, only Montana Acquisition Corporation, a Delaware corporation ("Montana"), is required to file reports pursuant to section 13(a) or section 15(d) of the Exchange Act. However, Montana, under Mr. Hudson's control and direction, is in the process of organizing its business and affairs for further development; thus, as of the date hereof, Montana is delinquent in its reporting obligations to the Commission and Montana's common stock does is not quoted on any intermediary quotation system and does not trade on any regional, national, or international exchange or market trading or quotation system.

     No other person, and no other entity, with whom or with which the Registrant has conducted, or plans on conducting, its business, is related to Mr. Hudson; specifically, no officer, no director, and no person being considered to serve as an officer or to become elected as a director is, in any manner, related to Mr. Hudson.

Certain Relationships and Related Transactions. During the two-year period prior to the date hereof, the Registrant has been a party to the following transactions, under which the individual named hereinbelow has had a direct and indirect material interest, and under which such transactions it could be asserted that a certain relationship between the named individual and the Registrant existed under one or more related transactions.

     James W. Margulies, acting as the sole Director and as the President, Secretary, and Treasurer of the Registrant (who also owned 200,000 shares, or approximately 99.99%, of the Registrant's total issued and outstanding common stock, also served as the Registrant's attorney. However, during his service as the Registrant's attorney: (a) Mr. Margulies did not receive any compensation for his services rendered to the Registrant; (b) Mr. Margulies did not receive any compensation for his employment by the Registrant; (c) Mr. Margulies did not receive any stipends or service fees for his tenure on the Registrant's Board of Directors; (d) if it was billed, the total combined invoices for his representation as the Registrant's attorney would not have exceeded $60,000; and, (e) no members of Mr. Margulies' family performed any work or services for the Registrant, and were not elected, or nominated to be elected, to serve on the Registrant's Board of Directors.

     The Registrant has determined that Mr. Margulies and Mr. Hudson were the only individuals with whom the possibility of a certain relationship could exist during the two-year period prior to the date of this Report.

5.6.	CONTRACTS, ARRANGEMENTS, UNDERSTANDINGS, OR RELATIONSHIPS WITH RESPECT TO SECURITIES OF THE ISSUER.

a. Indemnification of Randolph S. Hudson and the Seller.

     The readers hereof should be informed that insofar as indemnification for liability arising under the Securities Act of 1933 may be permitted to directors, officers, controlling persons, and beneficial owners of the Registrant, Mr. Hudson and the Registrant have been advised that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities than the payment by the Registrant of expenses incurred or paid by a director, officer, controlling person, or beneficial owner of the Registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, controlling person, or beneficial owner in connection with the transaction reported on this Report, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

     Notwithstanding the statement hereinabove, as provisions to that certain Common Stock Purchase Agreement (more fully described in Item 1 hereof), the following events have occurred:

(1)	The seller of the Registrant's securities, which are the subject of the transaction being reported in this Report, agreed to indemnify and hold the purchaser (Randolph S. Hudson), his counsel, and his agents harmless against and in respect of any and all losses, liabilities, damages, and expenses whatsoever, including legal fees, incurred in investigating, preparing, or defending against any litigation (whether or not involving a third party), commenced or threatened, or any claim whatsoever, and any and all amounts paid in settlement of any claim or litigation, as and when incurred, (i) arising out of, based upon, or in connection with any breach of any representation, warranty, covenant, or agreement of seller contained in that certain Common Stock Purchase Agreement or of the Registrant contained in that certain Common Stock Purchase Agreement; or (ii) arising out of, based upon, or in connection with any and all claims relating to the business, properties, assets, and/or operations of the Registrant which arose prior to the closing of the transaction, which is the subject of the transaction reported in this Report; provided, however, the seller's and the Registrant's maximum joint (total) liability pursuant to that certain Common Stock Purchase Agreement, or otherwise, shall be the total cash payments actually received by seller from Mr. Hudson pursuant to that certain Common Stock Purchase Agreement and under the promissory note, which was issued in conjunction with that certain Common Stock Purchase Agreement; and

(2)	Under that certain Common Stock Purchase Agreement, Mr. Hudson agreed to indemnify and hold the seller and his heirs, successors and assigns harmless against and in respect of any and all losses, liabilities, damages, and expenses whatsoever, including legal fees, incurred in investigating, preparing, or defending against any litigation (whether or not involving a third party), commenced or threatened, or any claim whatsoever, and any and all amounts paid in settlement of any claim or litigation, as and when incurred, (i) arising out of, based upon, or in connection with any breach of any representation, warranty, covenant, or agreement of Mr. Hudson contained in that certain Common Stock Purchase Agreement, in that certain Pledge Agreement, and under that certain Note, all of which were a part of the transaction that is being reported on this Report.

     The indemnification provisions described hereinabove shall only apply to a claim, which is commenced or threatened within one year from the closing date of the transaction that is being reported in this Report.

b.	Due-Diligence by Purchaser. Mr. Hudson was given a full opportunity to ask questions of, and to receive answers from, the officers, agents, and representatives of the seller and of the Registrant concerning the financial condition and the corporate history and status of the Registrant and to obtain such other information that Mr. Hudson and his professional advisors desired in order to evaluate the purchase of the Registrant's common voting equity securities, which are the subject of the transaction that is being reported on this Report. All such questions were answered to the full satisfaction of Mr. Hudson.

c.	Purchaser's Acknowledgment of Risks. Mr. Hudson acknowledges that, on the date he consummated the purchase of the Registrant's securities he understood: the Registrant was not conducting business, other than to seek a business combination with a qualified entity; the Registrant had no assets; that in purchasing the Registrant's common voting equity securities, he was making a highly speculative and risky investment; and that he may lose his entire investment in the securities of the Registrant. As the holder-in-supermajority of the Registrant's common voting equity securities following the closing of the transaction that is being reported on this Report, Mr. Hudson understood that the Registrant is obligated to file quarterly, annual, transitional, and current reports with the Commission and that the Registrant is delinquent in its filings under its reporting obligations to the SEC.

d.	Purchaser's Agreement to Remedy Registrant's Failure to Report. As a provision of that certain Common Stock Purchase Agreement (more fully described in Item 1 hereof), following the satisfactory closing of the stock sale and purchase transaction, Mr. Hudson agreed to compel the Registrant to timely bring current all of its quarterly, transitional, and annual reports, which were required to have been filed by the Registrant with the Commission from the date the Registrant became subject to the reporting requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

e.	Mr. Hudson has the sole power to (1) vote or direct the vote of 185,000 shares, par value $0.0001 per share, of the Registrant's common voting equity securities (the Registrant's common stock), (2) dispose of or to direct the disposition of 185,000 shares, par value $0.0001 per share, of the Registrant's common voting equity securities (the Registrant's common stock), and (3) does not share his power to vote or to direct the vote and does not share his power to dispose of or to direct the disposition of any of the shares that he beneficially owns, which are being reported on this Report.

f.	The most recent transaction regarding the Registrant's securities, which is the subject of the report being filed on this Report is:

(1)	Purchase of Registrant's Securities. The purchase of 185,000 shares of the Registrant's common stock, par value $0.0001 per share; whereby, Mr. Hudson and James W. Margulies (the seller of the Shares of the common voting equity securities, which are the subject hereof) entered into a private securities transaction under a Common Stock Purchase Agreement dated January 25, 2005, a representative EDGAR copy of which is annexed as an exhibit hereto. It should be prominently noted that, as of the date hereof, Mr. Hudson (the purchaser under that certain Common Stock Purchase Agreement) has not received the minute books of the Registrant, the stock transfer ledger of the Registrant, the certificate or certificates for the Shares he purchased under that certain Common Stock Purchase Agreement, nor any other corporate books, records, ledgers, or records-of-account of the Registrant.

(2)	Payment for Stock in the Registrant. Among other things, that certain Common Stock Purchase Agreement required Mr. Hudson to issue a negotiable non-interest bearing Promissory Note to Mr. Margulies, in principal the sum of $100,000, to serve as full and complete payment for the Shares subject hereof. Mr. Hudson is required to pay Mr.

Margulies said sum on or before May 24, 2005, by virtue of the terms of a promissory note (the "Note"), unless he and Mr. Margulies agree, by amendment, to more suitable terms.

(3)	Pledge of Shares as Security for Payment. In the event Mr. Hudson does not timely pay Mr. Margulies said sum on or before said date, Mr. Margulies may reclaim the Shares of the Registrant pursuant to a Pledge and Security Agreement that was issued by Mr. Hudson on even date with the Common Stock Purchase Agreement and the Promissory Note. (A representative EDGAR copy of the Pledge and Security Agreement is annexed as an exhibit hereto.) Under that certain Pledge Agreement, Mr. Hudson maintains all voting rights on the Registrant's Shares, until his payment of the obligation represented by that certain Note, unless an extension has been granted by the holder thereof, or until his default thereunder. In the event Mr. Hudson permanently defaults on his obligation to Mr. Margulies, and, if Mr.

Margulies does not forbear any immediate collection proceedings under the obligation by permitting Mr. Hudson to amend the terms of the Note and the Pledge Agreement, the Registrant's Shares, and all rights thereunder, shall revest in Mr. Margulies.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following is a list of exhibits being filed with this Report.

	17.1	Resignation of James W. Margulies as Sole Officer and Sole Director

	20.1	Letter to Cartoon's Shareholders dated February 7, 2005

	99.1	Cartoon's Form 8-K Current Report for January 26, 2005

            99.1(a) Form 8-K Exhibit: Hudson Stock Purchase Agreement

            99.1(b) Form 8-K Exhibit: Hudson Promissory Note

            99.1(c) Form 8-K Exhibit: Hudson Pledge and Security Agreement

            99.1(d) Form 8-K Exhibit: Margulies' Resignation

31.1	Principal Executive Officer's "302" Certification

31.2	Principal Financial Officer's "302" Certification

32.1	Chief Executive Officer's "906" Certification

32.2	Chief Financial Officer's "906 Certification

(b) Reports on Form 8-K.

     There was one report on Form 8-K filed by the Registrant during the subject period being reported on this Form 10-QSB. The subject Form 8-K report, including the exhibits therewith filed, and is annexed to this Report beginning with Exhibit 99.1 et seq.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2006 for the Quarterly Period Ended March 31, 2005.

By Order of the Board of Directors: CARTOON ACQUISITION, INC.

RANDOLPH S. HUDSON
Chief Executive Officer
Chief Financial Officer

