Form 10QSB
period 2005-06-30
CARTOON ACQUISITION, INC.
filed 2006-03-16
CIK 1265869

United States Securities and Exchange Commission Washington, D.C. 20549 www.sec.gov

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2005

Commission File Number: 000-50411

CARTOON ACQUISITION, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0269287
(State of Incorporation)	(I.R.S. Employer Identification Number)

One East Main Street Suite 610 Rochester, New York 14614-1880 (Address of Principal Executive Offices)

(585) 495-9923 (Registrant's Telephone Number, including Area Code) Telecopier (585) 495-9923 Electronic Mail: cartooninvestors@rochester.rr.com

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

APPLICABLE DISCLOSURES AND DISCLAIMERS.

     This Report is a Quarterly Report for the quarterly period ended June 30, 2005 and filed with the U. S. Securities and Exchange Commission (the "Commission") on Form 10-QSB (this "Report") and contains summaries of the material terms of prospective plans of operation and the unaudited financial condition of the Registrant, which the Registrant believes to be accurate. Such summaries are qualified in their entirety by reference to any such documents. The Registrant has stated all of the material facts necessary for the Commission and the public to make an informed decision pertinent to the matters subject and to the disclosures herein by amendment made.

INTEGRATED REPORTS TO SECURITY HOLDERS.

     This information required by Form 10-QSB and contained in this Report also contains certain information that was required to be delivered to shareholders of the Registrant, but was not, and that is being integrated herein pursuant to the Commission's rules and regulations. The Registrant has met the requirements of General Instruction "D" of Form 10-QSB for integrating reports to security holders herein, and, the Registrant has identified the appropriate sections of this Report, accordingly, to identify such integrated information. Because all of the integrated information satisfies the requirements of the applicable items and/or instructions of Form 10-QSB, the information to the Registrant's security holders is included in this Report and is being filed electronically herewith. No further paper filing covering any of the integrated information shall be filed separately with the Commission.

THE SHAREHOLDER AND CORPORATE ACTIONS DESCRIBED IN THIS REPORT HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE U. S.

SECURITIES AND EXCHANGE COMMISSION. FURTHER, THE COMMISSION HAS NOT PASSED UPON THE FAIRNESS OR MERITS NEITHER OF THE

SUBJECT SHAREHOLDER ACTIONS, NOR UPON THE ACCURACY OR ADEQUACY OF THE INFORMATION CONTAINED IN THIS REPORT.

ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL.

     Moreover, because this Report contains information to the Registrant's security holders that, ordinarily, is required to be contained in an additional or independent report to security holders, the Registrant is notifying its security holders of the location of additional information, pursuant to Regulation 14A and/or Regulation 14C.

     To the Registrant's security holders, please take note: The Registrant is subject to the reporting requirements of section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, is obligated to file current, quarterly, annual, and transitional reports, proxy statements, and other information with the Commission, and is obligated to deliver copies of certain reports and filings by mail to its shareholders and to certain other parties, as required by Federal securities laws. Such reports, proxy statements, and other filings may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of said materials may be obtained at prescribed rates from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549 or from the Commission's Web site, the electronic address for which is www.sec.gov.

     The Registrant shall permit its shareholders to ask questions of and receive answers from the Registrant concerning any aspect of the information contained in this Report, and, if necessary, to obtain additional information pertaining to information to security holders integrated in this Report, to the extent the Registrant possesses such information or to the extent the Registrant can acquire such information without unreasonable effort or unreasonable expense, in order to verify the accuracy of the information

- ii -

contained in this Report to any of its shareholders. The Registrant encourages its shareholders to contact it; if electronically, to cartooninvestors@rochester.rr.com, or, if by mail, to its mailing address, which is Post Office Box 202, Wyoming, New York 14591-0202, or to the address of its principal executive office, which is first written on the cover hereof. (The Registrant cannot assure the public that its electronic mail (e-mail) address will remain active or available for any period subsequent to the filing date of this Report.)

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

     Furthermore, the Registrant is disclosing information in this Report for then current events that occurred during the quarterly period ended June 30, 2005. These events were required to be disclosed and reported on Form 8-K as they occurred during the calendar quarter ended June 30, 2005, but were not reported. Consequently, pursuant to Item 5(a) of Form 10-QSB, the Registrant is disclosing these events in this Report.

MATERIALS INCORPORATED BY REFERENCE.

     Prior to the filing of this Report by the Registrant, the Registrant filed certain information with the Commission under the cover of Form 10-QSB, for the quarterly period ended on September 30, 2004 (and which was reported to and filed with the Commission on November 2, 2005). The Registrant incorporates all of the information contained in said Form 10-QSB herein, including all exhibits and schedules therein, by reference thereto.

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

- iii -

PART I – FINANCIAL INFORMATION

     Certain statements contained in this Quarterly Report for the quarterly period ended June 30, 2005 on Form 10-QSB (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers to not place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the U. S. Securities and Exchange Commission (the "Commission"), which includes this Report, and all amendments hereof.

Item 1. Financial Statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions on Form 10-QSB and in Regulation S-X (applicable to non-asset-backed, small business issuers), and do not include all of the information and footnotes that may be necessary for a complete presentation and evaluation of the Registrant's financial position, results of operations, cash flows, and stockholders' deficit, in conformity with generally accepted accounting principles. In the opinion of the Registrant's sole officer and director, all adjustments considered necessary for a fair presentation of the results of operation and financial position of the Registrant have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

     Please Note: Due to certain formatting impediments relating to the Commission's "HTML Tag" requirements, which are required in formatting to transmit documents over the EDGAR system, the Registrant was incapable, without significant unreasonable effort and expense, of underscoring certain balance line and other line-item entries in the financial tables below. However, the Registrant does certify the figures to be true, complete, and correct, and the remaining information to be accurate, with the exception of the omission of certain underscoring. (All sums in parentheses are negative or indicate a deficiency, unless otherwise indicated, or as provided by the context or construction of the entry.)

CARTOON ACQUISITION, INC.
INDEX TO FINANCIAL STATEMENTS

Description of Financial Item	Report Page No.

Index to Financial Statements	4
Balance Sheet (June 30, 2005 (Unaudited) and December 31, 2004)	5
Statements of Cash Flows (Unaudited)	6
Statements of Operations (Unaudited)	7
Notes to Financial Statements	8

CARTOON ACQUISITION, INC.

(A Development Stage Company) Balance Sheet

		June 30, 2005
		(Unaudited)		December 31, 2004

ASSETS

Current Assets
Cash and Cash Equivalents	$		-	$-
Prepaid Expense			25	155
Total Current Assets

Other Assets			0	0

TOTAL ASSETS	$		25	$155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and Accrued Expenses	$8,123	$50
Note Payable	2,000	-

Total Current Liabilities	10,123	50

Stockholders' Equity (Deficiency)
Preferred Stock, $0.0001 par value; 20,000,000 shares
Authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 100,000,000
Shares authorized, 200,001 shares issued and
Outstanding	20	20
Additional Paid-in Capital	399	399
Deficit Accumulated during the Development Stage	(10,517)	(314)

Total Stockholders' Equity (Deficiency)	(10,098)	105

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$25	$155

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
				Cumulative
				During the
				Development
				Stage
				(September
				25, 2003
	Six Months Ended			to June 30,
	June 30,			2005)

	2005	2004

Cash Flows from Operating Activities
Net Loss	$(10,203)		$(75)	$(10,517)
Services Rendered for Common Stock	-		20	144
Changes in Operating Assets and Liabilities:
Prepaid Expense	130		(185)	(25)
Accounts Payable and Accrued Expenses	8,073		(35)	8,123

Net Cash Provided by (Used in) Operating
Activities	(2,000)		(275)	(2,275)

Cash Flows from Reinvesting Activities	-		-	-

Cash Flows from Financing Activities
Note Payable	2,000		-	2,000
Company Expenditure Paid by Company
Attorney	-		275	275

Net Cash Provided by (Used in) Financing
Activities	2,000		275	2,275

Net Increase (Decrease) in Cash	-		-	-

Cash and Cash Equivalents, Beginning of
Period	$-		$-	$-

Cash and Cash Equivalents, End of Period	$-		$-	$-

Supplemental Disclosures of Cash Flow
Information:
Interest Paid	$-		$-	$-
Income Taxes Paid	$-		$-	$-

(See Notes to Financial Statements.)

CARTOON ACQUISITION, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,

						Cumulative
						During the
						Development
						Stage
						(September
						25,2003
						to June 30,
		2005	2004	2005	2004	2005

Revenue	$	- $	- $	- $	-	$-

Expenses:
General and
Administrative		7,630	60	10,203	75	10,517
Total Expenses		7,630	60	10,203	75	10,517

Net Loss		$(7,630) $	(60) $	(10,203) $	(75)	$(10,517)

Net Loss per Share,
Basic and Diluted		(0.04)	(0.00)	(0.05)	(0.00)

Weighted Average
Number of Common
Shares Outstanding,
Basic and Diluted		200,001	100,001	200,001	50,001

(See Notes to Financial Statements.)

CARTOON ACQUISITION, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2005 and 2004 and For the Period September 25, 2003 (Inception) to June 30, 2005 (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 and for the period September 25, 2003 (inception) to June 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the periods ended June 30, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

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

NOTE 2 - ORGANIZATION

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

NOTE 3 - BASIS OF PRESENTATION

     The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts and making filings with the Securities and Exchange Commission (“SEC”).

     At June 30, 2005, the Company had negative working capital and a stockholders’ deficiency of $10,098. For the period September 25, 2003 (inception) to June 30, 2005, the Company incurred net losses of $10,517. Further, the Company failed to timely file periodic reports with the SEC subsequent to its filing of its Registration Statement on Form 10-SB on October 3, 2003. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - NOTE PAYABLE

The note payable does not bear interest and was due on or before July 29, 2005.

NOTE 5 – INCOME TAXES

     No provision for income taxes has been recorded since the Company has incurred net losses since inception.

At June 30, 2005, deferred tax assets consist of:

Net operating loss carryforward	$3,576
Less valuation allowance	(3,576)

Net		$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $3,576 attributable to the future utilization of the $10,517 net operating loss carryforward as of June 30, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2023, 2024, and 2025 in the amounts of $185, $130, and $10,202, respectively.

     Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - CONTINGENCY

     On January 25, 2005, the Company’s sole officer and director resigned as officer and director and sold 185,000 of the 200,000 shares of Company common stock owned by him to an unrelated third party for a promissory note in the amount of $100,000. This promissory note does not bear interest, was due on or before August 24, 2005, and is secured by the 185,000 shares of Company common stock.

NOTE 7 – SUBSEQUENT EVENTS

     On August 5, 2005, the Company formed a wholly owned subsidiary incorporated in the State of New York named Rochester Pasta and Sports, Inc. ("RPS").

     On November 1, 2005, the Company executed a letter of intent with Diamine Tech Group, Inc. ("DTG"), a Delaware corporation with nominal assets and no business. The letter of intent contemplates an Exchange Agreement whereby the Company and DTG stockholders exchange shares resulting in DTG’s stockholders receiving a total of approximately $55,555 of non-interest bearing promissory notes due 120 days from the closing and 7.5% of the total issued and outstanding shares of the combined company. The Exchange Agreement must be agreed upon by DTG’s board of directors and stockholders and would be subject to satisfaction of certain conditions precedent to closing. The Company’s purpose in consummating this transaction is to add a sufficient number of stockholders in order to ease regulatory approval of the quotation of its common stock on an electronic quotation system such as the OTC Bulletin Board.

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

2.1. Plan of Operation.

     Cartoon Acquisition, Inc. was formed and organized under the General Corporation Law of Delaware under the laws of the State of Delaware on September 25, 2003 (the "Registrant"). Subsequently, the Registrant registered its common voting equity securities, namely, its common stock, par value $0.0001 per share, on Form 10-SB, pursuant to and in accordance with the requirements of Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). That certain Registration Statement became effective by lapse of time 60 days after the date on which it was filed with the Commission.

     On January 25, 2005, Randolph S. Hudson entered into a stock purchase agreement exempt from the Commission's registration requirements as a private securities transaction with James W. Margulies, then the Registrant's sole officer, sole director, and principal shareholder-in-supermajority. Mr. Hudson issued a non-interest bearing note, which was due on March 24, 2005. Subsequently, Mr. Margulies informally extended the due-date of that certain note to August 24, 2005, which, upon its satisfaction, will represent the payment-in-full for Mr. Hudson's purchase of 185,000 shares, or approximately 92.5%, of the total issued and outstanding common voting equity securities of the Registrant. In the event Mr. Hudson does not timely pay Mr. Margulies said sum on or before said date, Mr. Margulies may reclaim Mr. Hudson's shares in the Registrant in accordance with the terms and conditions enumerated in that certain pledge and security agreement that was issued by Mr. Hudson of even date with that certain stock purchase agreement, or, Mr. Margulies, at his sole discretion, may extend the term beyond such date.

     No other source of funds was utilized by Mr. Hudson to acquire his shares in the Registrant and no funds were obtained or utilized from any commercial lending sources or established banking institutions to consummate the stock sale and purchase transaction described hereinabove. More importantly, the transaction does not rely on any funds, monies, or assets of the Registrant to satisfy Mr. Hudson's indebtedness to Mr. Margulies.

     Following Mr. Hudson's purchase of the 185,000 shares of the Registrant's common stock, and among other things, Mr. Hudson made certain statements to the Commission and to the public following his purchase of the Registrant's common stock from Mr. Margulies. (A complete account of Mr. Hudson's statements was memorialized in his Schedule 13D report, which was filed with the Commission on March 28, 2005 and that, is available to be viewed on the Commission's website, www.sec.gov and contained in the Registrant's file therewith.)

     In said report, Mr. Hudson stated, among other things, that he intended to promulgate the Registrant's principal objectives with regard to its overall development (as the result of his purchase of the controlling interest-in-supermajority of the Registrant's common stock) as follows:

(i)	to fortify the equity of the existing shareholders by marketing the Registrant as a suitable candidate to enter into a qualified business combination;

(ii)	to engage the Registrant in a suitable transaction, whereby, it would become engaged in an ongoing business and, thus, enhancing the existing shareholders' equity positions, and

(iii)      to remedy the Registrant's delinquent filings under its reporting obligations to the Commission.

     In conclusion on the matter of Mr. Hudson's transaction, on the date he acquired his interest in the Registrant, Mr. Hudson stated: no additional securities were to be acquired by, or promised to, any other person or entity pursuant to his transaction with Mr. Margulies; he had no intention to compel or influence the Registrant's Board of Directors and/or shareholders to modify its capital structure or dividend policy; he had no intention to compel or influence the Registrant to change or modify its business or corporate structure (with the exception of pursuing a business combination, share exchange, or the acquisition of an asset); and he had no intention to compel or influence the Registrant to amend its Certificate of Incorporation or to amend its Bylaws to impede the acquisition of control of the Registrant by any person or entity (with the single exception of informing the Commission and the public of the statutory self-executing, anti-takeover provisions set forth in the General Corporation Law of Delaware, under which statute the Registrant may rely on effecting the prevention of any such action in the future).

     As of the date of this Report, the Registrant has not issued any class of its securities, either in equity or in debt, or any debt instruments, that are quoted on any electronic intermediary or other quotation system or that trade on any national or regional exchange, domestically or abroad.

     Presently, without external assistance, the Registrant does not have any cash or credit with which it may continue in its development, and, the Registrant must rely on its sole officer and director and his immediate family for financial support. For the Registrant to be able to fulfill any segment of Mr. Hudson's ambitious development objectives (for the

Registrant), the Registrant will need to obtain extremely favorable capital or credit accommodations in moderate amounts from risk investors. In other words, the Registrant, or its principal shareholder, will have to promise high returns to a sophisticated individual or qualified entity in order to obtain favorable loan facilities or to induce any sophisticated investor or qualified entity to purchase shares in the Registrant. Moreover, the Registrant will be unable to guarantee that it will ever be capable of repaying any credit accommodation and the Registrant will be unable to guarantee, or to otherwise remotely assure any investor that the Registrant's stock, either in debt or in equity, will ever have any monetary value (or, if the Registrant's stock will attain any value, that the Registrant may not be capable of sustaining any such value). Therefore, it is the opinion of the Registrant's sole officer and director that the Registrant must continue to rely on the contributions from both he and his immediate family in order to continue the Registrant's development, or until he is able to locate and qualify any such prospective investor or lender, either or both scenarios will be required for at least the 12-month period following the date of this Report.

     While the Registrant's development has been slowed by its lack of any substantial outside capital, its progress has been steady, although in ways barely noticeable to the public (and, most likely, to the Commission). For the period covered by this Report, Mr. Hudson was able to rely on a private company named Heritage Limited LLC, for a certain modest cash contribution and to provide that company's guaranty to certain of the Registrant's creditors, in order to induce them to perform work or services for the Registrant on a billable basis. In addition, the Registrant has had to rely extensively on Mr. Hudson and his immediate family for non-interest bearing loans to continue in its ongoing development and administration.

     In pursuance of the Registrant's overall development objectives, the Registrant is unable to rely on conventional methods of research and development with respect to its developmental objectives. Firstly, in the matter of the Registrant seeking to pursue its previously stated business purpose of seeking to effect a business combination, or, otherwise to purchase an asset, the Registrant must rely on the intuition of its sole officer and director and his capability (or lack thereof) to evaluate prospective candidates and make a final determination of which candidate would be best suited for the Registrant. (There are no formulae or matrices by which to evaluate any specific candidate, other than the traditional methods, which are to evaluate any candidate's due-diligence and financial information to determine the target candidate's character and integrity, in respect of the candidate's pecuniary requirements in comparison to the Registrant's capability to perform fiscally on its obligations and promises.) Secondly, if the Registrant were to consider positioning itself for sale under a reverse merger to an existing company seeking to become publicly traded, again, there are no traditional or contemporary methods by which to gauge the marketplace or to prepare for such an event, other than for the Registrant to become fully compliant with the laws of the State of Delaware and with the rules and regulation of the Commission with regard to its formation, organization, and continuing corporate administration.

     Pursuant to the requirements of the applicable paragraphs enumerated within Section 13(a) of the Exchange Act, the Registrant is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. In the event the Registrant did merge or acquire a business opportunity, the successor company will be subject to the Registrant's obligations to the Commission under Section 13(a) of the Securities Exchange Act of 1934. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, or an exchange of the principal number of shares of the respective constituent's and proponent's securities. Pursuant to the

Commission's rules and regulations, this type of event requires the successor company to provide current information on Form 8-K, within two days of the succession, in kind the same information that is required to be contained in a registration statement (under which the Registrant was qualified to register its securities), including audited and pro forma financial statements. Accordingly, the Registrant may incur additional expense to conduct due-diligence and present the required information for the business opportunity in any required report. In addition, the Commission may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity. The pecuniary liability for such audited financial statements would be the responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude the consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Securities Exchange Act of 1934 are applicable to such transactions and to the Registrant in general.

     In any business combination, share exchange, or asset acquisition between the Registrant and any third party, federal and state tax consequences will likely be major considerations to all parties concerned. Such transactions may be structured to result in "tax-free" treatment to all of the concerned parties. The Registrant, for its part, intends to structure such business opportunities in a manner that will minimize the federal and state tax consequences of both the Registrant and the target entity; however, there can be no assurance that the business opportunity will meet the statutory requirements of a "tax-free" reorganization (which is actually only a tax deferred transaction) or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse financial effect on the Registrant, and on the Registrant's shareholders, depending on its fiscal position on the closing date of any such transaction.

     The Registrant does not anticipate that a secondary trading market for its securities will develop in any state until a business opportunity is consummated and until such date the Registrant is no longer classified as a "blank check" company either by its report filed with the Commission or by the Commission independent of any action by the Registrant, or, if at all.

     The Registrant, by itself, does not intend to undertake any further offering of its securities, either debt or equity, until such time it successfully consummates a business combination. Furthermore, the Registrant has no plans to conduct a "blank check" offering under the Securities Act of 1933 (the "Securities Act").

     In view of the Registrant's principal objectives at this time - to aggressively pursue its development to effect a business combination, a share exchange, or to purchase an asset that represents an ongoing business - the Registrant does not expect to purchase or otherwise to acquire any assets that would resemble a plant or any type of furnishings, fixtures, or equipment. The Registrant's use of its principal shareholder's office is satisfactory for the present.

     During the quarterly period for the quarter ended June 30, 2005, the Registrant was contemplating a merger and/or share exchange with a company named Mercosur Telephone & Telegraph Co., Inc., a Delaware corporation ("Mercosur"), the transaction for which Mr.

Hudson was in the process of negotiating with Mercosur's principal stockholder, Financial Technology Research Corporation of Colorado ("Fintek"). Under the original plan, Mr. Hudson, acting severally from the Registrant purchased approximately 90.6% of the issued and outstanding shares of Mercosur's common stock. It was then Mr. Hudson's intent to effect a merger and/or share exchange between Mercosur and the Registrant. However, upon further prudent review of Mercosur's operating history and results of operation, not only did Mr. Hudson not further entertain the idea of combining Mercosur with the Registrant, he rescinded the transaction between himself and Mercosur's principal shareholder. Therefore, the Registrant continues to seek a qualified candidate with which to effect a business combination or from which it may acquire a qualified asset.

     The Registrant does not expect any significant changes to the number of persons, contractors, or consultants in its employ. Presently, the Registrant employs no one person (perhaps, other than Mr. Hudson, who, as the sole officer of the Registrant in various positions, may be considered to be an employee of the Registrant under the rules and regulations of the General Corporation Law of Delaware, as amended, or other similar employment laws or laws promulgated by the Delaware Legislature on matters affecting bodies corporate). During the period covered by this Report, the Registrant has engaged a certifying accountant and is represented by Mr. Hudson's (non-securities) counsel. Mr. Hudson, the Registrant's sole officer and director anticipates that the only additional four professional or business-related firms the Registrant must employ are one additional PCAOB-certified public accountant (to fulfill the Registrant's requirements under the Commission's recently-adopted rules governing accounting by reporting companies), one stock transfer agent and/or shareholder services company, one investor relations firm, and, lastly, one broker-dealer who is qualified to serve as the Registrant's principal market maker. The Registrant's sole principal executive officer expects the Registrant to engage the services of the individuals or firms to fill the above positions no later than December 31, 2005.

     In conclusion, the principal elements of the Registrant's plan of operation are to expeditiously file all of the remaining reports the Registrant is obligated to file with the Commission in accordance with Section 13(a) of the Securities Exchange Act and to aggressively pursue the consummation of a qualified business combination or the acquisition of a qualified asset, including all acts or activities therewith associated.

2.2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     From the date of the Registrant's inception to-date, the Registrant has been dormant principally because it was incapable of arranging and obtaining sufficient capital or credit accommodations to pursue its stated business objective: to effect a business combination with a qualified entity or, otherwise, to acquire a qualified asset that is the subject of an ongoing business enterprise. Consequently, the Registrant did not experience any administrative or operational activities from September 25, 2003 until January 25, 2005. In retrospection of the Registrant's most recent two calendar years, because the Registrant was dormant and received no income from operations or borrowings, the Registrant's sole officer and director is incapable of offering quantitative or qualitative analysis of the Registrant's financial condition.

     On January 25, 2005, Randolph S. Hudson, now the Registrant's sole officer, sole director, and principal stockholder, purchased 185,000 shares, or approximately 92.5%, of the Registrant's common stock.

     As a part of Mr. Hudson's program to develop the Registrant, it has been necessary for the Registrant (a) to prepare and file its delinquent reports (under Section 13(a) of the Exchange Act, (b) evaluate prospective business combination candidates, (c) provide the Registrant with adequate, although minimal, capital to continue its business development, (d) to secure adequate credit accommodations or interim financings to permit the Registrant to pursue its overall development objectives, and (e) to evaluate qualified business combination candidates and candidates that otherwise may offer to sell operating assets to the Registrant.

     However, notwithstanding Mr. Hudson's determination, from April 1, 2005 through the end of the period covered by this Report, the Registrant, independent of any outside, or third party, sources of capital or credit accommodations, has been independently incapable of satisfying its cash requirements, with the exception of short-term interest-free borrowings from Mr. Hudson (or advances to the Registrant in the form of disbursements made for purchases or prepayments on its behalf), in order to proceed with its plan of operation. To a far lesser extent, the Registrant has been able to rely on certain third-party providers (persons known or introduced to Mr. Hudson) to advance funds to the Registrant in order for it to continue in its development objectives.

     While evaluating qualified business combination candidates and prospective operating asset sales, the Registrant came upon an opportunity, whereby, Mr. Hudson was able to acquire a Delaware corporation, Mercosur Telephone & Telegraph Co., Inc. ("Mercosur"). Following that stage, it was Mr. Hudson's intent to cause to become effective a merger and/or share exchange between the Registrant and Mercosur. By approaching the business combination in this manner - where Mr. Hudson controlled the Registrant and the target - it was Mr. Hudson's thinking, aside from the certain relationship issues that would arise from the consummation of the transaction, that it would eliminate considerable costs relative to required shareholder mailings, distributions, and the like to more shareholders than would ordinarily be required, thereby, limiting or minimizing the dilution to the Registrant's existing shareholders. However, after more closely inspecting Mercosur's due-diligence information, he learned that Mercosur's formation, organization, and stated business activity would not serve the best interests of the Registrant. Subsequently, Mr. Hudson rescinded his agreement to purchase Mercosur from its principal shareholder, Financial Technology Research Corporation of Colorado ("Fintek").

     Because the Registrant did not satisfactorily consummate the transaction with Mercosur described hereinabove, the Registrant will, once again, seek to effect a business combination with a qualified entity, to effect a share exchange with a qualified entity or individual, or to acquire the assets of a qualified ongoing business.

     In doing so, the Registrant will not limit its search for a business opportunity to any specific business, industry, or geographical location (other than to state that such transaction will be concluded for a corporation, asset, or business located within the contiguous United States). Depending on the qualification of any given business opportunity, the Registrant may participate in virtually any kind of business. The Registrant's sole officer and director anticipates the Registrant will participate in only one potential business opportunity, as it has no assets and extremely limited financial resources. To-date, the Registrant has not developed any criteria for the selection of business opportunities. However, the Registrant's sole officer and director will not select or enter into an asset acquisition, merger, or share exchange agreement with a prospective candidate, unless such candidate can provide audited financial statements and comply with all of the Commission's reporting requirements. The Registrant's sole officer and director will have complete discretion in selecting an appropriate business opportunity for the Registrant, or for any subsidiary to be formed and organized to conduct business for the Registrant.

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

     The Registrant's plan of operations will be conducted through the efforts of its principal shareholder, sole officer, and sole director, Randolph S. Hudson, and, thus, will not require any additional funds. It is anticipated that Mr. Hudson will furnish the Registrant with business opportunity candidates. The Registrant has not, and does not, plan to use any notices or advertisements in its search for business opportunities. Mr. Hudson, on a case-by-case basis, will investigate specific business opportunities and negotiate, hire an attorney, and draft and execute all pertinent agreements, disclosure documents, and other instruments. Mr. Hudson anticipates using his private attorney, Stephen D. Rogoff, of Rochester, New York, for all of these functions, except for securities and securities-related transactions, areas in which Mr. Rogoff does not customarily practice. The Registrant will not be able to expend a significant amount of funds on a complete and exhaustive investigation. Moreover, the Registrant may not discover certain adverse factors regarding such a business opportunity due to its limited business experience in such matters.

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

     Further, prior to the identification and qualification of a business opportunity, the Registrant has no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities. Because the Registrant is in possession of virtually no assets and has extremely limited, if non-existent, resources, the Registrant's sole officer and director anticipates that for the Registrant to consummate any such asset acquisition, stock purchase, merger, or share exchange, the Registrant will be required to issue shares of its authorized but unissued common stock as the sole consideration for any such venture, and, it is anticipated that any securities issued in any such acquisition, business combination, or share exchange would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of any prospective transaction, the Registrant may agree to register all or a part of such securities immediately after the acquisition, business opportunity, or share exchange is consummated or on a specified date thereafter. If such registration occurs, (of which there can be no assurance) it will be undertaken by the surviving entity after the Registrant has successfully consummated an acquisition, stock purchase, merger, or share exchange, and after it is no longer considered to be a "blank check" company.

     The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Registrant's securities (if any) may have a depressive effect on the future value of its securities, if such a market develops, of which there is no assurance. The completion of any asset acquisition, stock purchase, merger, or share exchange, which utilizes the Registrant's common voting equity securities, will result in a significant issuance of shares and cause the Registrant's present stockholders ownerships to become diluted. Until a specific business combination opportunity arises, the Registrant cannot estimate the percentage of dilution to its present shareholders, as the result of any such, yet, unidentified transaction.

     Alternatively, although in pursuance of the Registrant's overall ongoing development, the Registrant's sole officer and director anticipates the Registrant to begin to "position" itself during the calendar third quarter of 2005. These prepositioning efforts may include additional administrative development and internal organization, the formation of one or more subsidiaries, and the securitization of one or more capital or credit accommodations (all of which would be completed in a manner consistent with the Registrant's statements hereinabove).

     Regretfully, other than by the consummation of any business combination or the actual acquisition of any operating asset, it is difficult for the Registrant's sole officer and director to subject the Commission and the public to conjecture about the Registrant's future development, especially, in terms of the Registrant's liquidity following any such transaction, including the availability of any capital or credit accommodations available to the Registrant as the result of any such transaction, and the quantitative or qualitative aspects of any significant levels of income or loss that would or would not be incurred as the result of the Registrant's future operations, if any.

     Lastly, the Registrant's sole officer and director is not able to forecast any material changes in the Registrant's financial condition as the result of any such, as yet unknown and unidentified, event, other than to state the Registrant is expected to continue to incur substantial losses (which will contribute to a significant deficiency in shareholders' equity) until after it successfully consummates a business combination or otherwise acquires an operating asset; and, most likely, the Registrant will not be able to demonstrate a profit or positive shareholders' equity at that time.

     In conclusion, it is the Registrant's objective to aggressively pursue its development objectives (as are stated hereinabove this section 2.2) and to continue seeking a qualified business combination candidate or the acquisition of an operating asset or assets, all the while continuing to extend the scope of its corporate administration by facilitating a strong internal corporate organization with exacting controls and procedures.

2.3. Off-balance Sheet Arrangements.

     As of the date of this Report, the Registrant does not classify any liability or obligation as an off-balance sheet arrangement, and, as of the date of this Report, the Registrant's sole officer and director does not foresee the need to enter into a transaction within the forthcoming 3-month period, which transaction could be classified as an off-balance sheet transaction.

Item 3. Controls and Procedures.

     The response required by the Registrant to Item 3 of Part I of Form 10-QSB is not required in this Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the period being reported herein, the Registrant was not a party to any legal action or proceeding, nor was any such action or proceeding threatened against the Registrant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The response required by the Registrant to Item 2 of Part II of Form 10-QSB is not required in this Report.

Item 3. Defaults upon Senior Securities.

     The response required by the Registrant to Item 3 of Part II of Form 10-QSB is not required in this Report.

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

     For the quarterly period ended June 30, 2005, the Registrant did not submit any matters to a formal vote by security holders; rather, the Registrant's principal shareholder, Randolph S. Hudson, who beneficially owns approximately 92.5% of the Registrant's common stock, did cause the Registrant to effect certain corporate actions by his written consent by less than the unanimous vote of the shareholders in lieu of a meeting; whereby (i) the shareholders elected and appointed a new PCAOB-qualified certifying accountant to serve the Registrant, (ii) the shareholders appointed a firm to serve as its stock transfer agent, and (iii) the shareholders authorized a merger and/or share exchange to occur between the Registrant and Mercosur Telephone & Telegraph Co., Inc. The actions by written consent in lieu of a meeting were approved on May 10, 2005. The shareholder actions were required by Delaware Corporate Law and Federal Securities Laws in order to effect and implement the resolutions adopted by the Registrant's Board of Directors, which body acted by its unanimous written consent in lieu of a meeting on April 6, 2005.

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

     Consequently, as required pursuant to the Commission's rules and regulations, the Registrant is disclosing these matters herein this item fourth of Part II of this Form 10-QSB, as follows:

4.1.	INFORMATION REQUIRED BY ITEMS OF SCHEDULE 14A. a. Date, Time, and Place Information.

     A letter was to have been furnished to the holders of record of the common stock of the Registrant on or about May 10, 2005, to inform them of certain corporate actions that ordinarily would have been considered to be a submission of matters to a vote of security holders, which were approved by the less than the unanimous vote of the Registrant's shareholders, who acted by written consent without a meeting on May 10, 2005 (the "Shareholder Actions").

     A call for the Shareholder Actions was made by the Registrant's principal beneficial owner, Randolph S. Hudson, who owns 185,000 shares (or approximately 92.5%) of the Registrant's issued and outstanding stock, and was based upon Federal and Delaware Laws that require the vote of shareholders in order to effect and implement actions adopted by the Registrant's Board of Directors, the body of which acted by the unanimous written consent of directors in lieu of a meeting on April 6, 2005.

     Mr. Hudson fixed the Record Date at the close of business on May 5, 2005 for shareholders entitled to notice about the Shareholder Actions that ordinarily would have become effective on May 30, 2005.

     The Registrant was incapable of complying with the reporting requirements set forth in Schedule 14(c), in that the Registrant's said compliance could not have been performed without significant unreasonable and undue effort and without significant undue and unreasonable expense by the Registrant; specifically, (1) the Registrant failed to notify the Commission on either Schedule 14A or Schedule 14C of the events described hereinabove and (2) the Registrant failed to timely file either a Schedule 14A or Schedule 14C with the Commission for the events described hereinabove.

b. Dissenter's Right of Appraisal.

     Under the applicable provisions of the General Corporation Law of Delaware, the Registrant's shareholders were not entitled to exercise dissenter's rights of appraisal in connection with the Shareholder Actions that are the subject of this item fourth.

c. Interest of Certain Persons in Matters to be Acted Upon.

     Although no direct solicitation was made, as the Shareholder Actions were made by written consent by less than the unanimous vote of shareholders, it could be construed by the public that the Shareholder Actions were incited by an implied solicitation by Mr. Hudson. If it were determined or established that any such solicitation did occur, such solicitation would not have been subject to Rule 14a-12(c) (17 CFR 240.14a -12(c)).

     Mr. Hudson has been the Registrant's sole officer and director of the Registrant from January 25, 2005. No other person who stood for election or consideration to serve as a director or officer of the Registrant was involved in the Shareholder Actions and there was no participation of any person who was an associate of Mr. Hudson's or of any person who was considered to serve or who stood for election to the Registrant's Board of Directors or executive office.

     There exists no relationship or other affiliation between Mr. Hudson and any party whom or which was favored by the Shareholder Actions. Mr. Hudson determined the services offered by the persons or firms that were appointed to serve the Registrant as the result of the Shareholder Actions were competitively priced and the terms for the payment for such services or the consideration and costs incurred for the transaction to become payable by the Registrant to such persons or firms was reasonable and common in the ordinary course.

     It should be noted that the component of the Shareholder Actions regarding the merger and/or share exchange with Mercosur did create a certain relationship, in that Mr. Hudson was the principal shareholder-in-supermajority of Mercosur (the constituent in that transaction) and Mr. Hudson is the principal shareholder-in-supermajority of the Registrant, which could suggest to some that Mr. Hudson was favoring his interests by promulgating the transaction between the two companies. In fact, Mr. Hudson was not scheduled to receive any part of the consideration offered by the Registrant to the shareholders of Mercosur, and, Mr. Hudson was not eligible to receive any pecuniary benefits as the result of that transaction, had it been consummated.

     In any event, had the Registrant delivered notice to its shareholders, as it was required to do on Schedule 14C, and another shareholder of the Registrant resolved to oppose the endorsement of the Board of Directors to favor the transaction, and, if a subsequent vote of the Registrant's shareholders was to have occurred at a special meeting of the Registrant's shareholders, Mr. Hudson's votes in favor of the transaction would have predominated as the result of his percentage of stock ownership in the Registrant; thus resulting in the approval of the alleged dubious shareholder action by Mr. Hudson in regard to Mercosur.

d. Voting Securities and Principal Holders Thereof.

     On May 10, 2005, Mr. Hudson, acting in pursuance of the objectives set forth in Section 228 of the General Corporation Law of Delaware (8 Del. C. § 228), took action as the principal stockholder of the Registrant to undertake an action by the shareholders; whereby (1) the shareholders authorized the appointment of a new PCAOB-qualified certifying accountant to serve the Registrant, (2) the shareholders authorized the appointment of a stock transfer agent to serve the Registrant, and (3) the shareholders authorized a merger and/or share exchange transaction to occur between the Registrant and Mercosur Telephone & Telegraph Co., Inc., a Delaware corporation (the "Shareholder Actions") (as such plan is more fully described hereinabove).

     In pursuance of the aforesaid objectives, Mr. Hudson fixed the record date for shareholders entitled to notice of the Shareholder Actions at May 5, 2005 (the "Record Date"), and proceeded to take shareholder action by written consent in lieu of a meeting. The Registrant's total issued and outstanding shares as of the Record Date were 200,001 shares, all of which were entitled to vote. The Shareholder Actions became effective by the affirmative written consent of the holder of 185,000 shares of the Registrant's common stock. The Registrant does not have provisions for cumulative voting in its Certificate of Incorporation or in its Bylaws.

     A shareholder action by written consent in lieu of a meeting is permitted by Section 228 of the General Corporation Law of Delaware.

     The authorized Shareholder Actions required the approval of a majority of the holders of the Registrant's common stock entitled to vote in order to become effective.

1)	The General Corporation Law of Delaware requires that a majority of shareholder votes eligible to be cast in any election is required and constitutes a quorum for the purpose of passing the measures upon which the shareholders acted by written consent (8 Del. C. § 216(1)). (Mr. Hudson's percentage ownership in the Registrant constituted a plurality of eligible votes cast by written consent in favor of these proposals.)

     There was not a meeting of the Registrant's shareholders and none was required under the statutes of the General Corporation Law of Delaware applicable to shareholder actions by written consent.

The following tables set forth the information required by Item 403 of Regulation S-B.

     The first table indicates the names of persons known to the small business issuer to be the beneficial owners of more than five per cent (5%) of the Registrant's common voting equity securities, its common stock:

		Amount and Nature	Percent
Title of Class	Name and Address of Beneficial Owner	of Beneficial Owner	of Class

Common	Randolph S. Hudson
	Post Office Box 103	185,000 Shares,
	Wyoming, New York 14591-0103	Beneficial Owner	92.5%

Common	James W. Margulies
Suite 250
	30100 Chagrin Boulevard	15,000 Shares,
	Pepper Pike, Ohio 44124-5777	Beneficial Owner	7.4999%

The following table sets forth the security ownership of the Registrant's management:

		Amount and Nature	Percent
Title of Class	Name and Address of Beneficial Owner	of Beneficial Owner	of Class

Common	Randolph S. Hudson
	Post Office Box 103	185,000 Shares,
	Wyoming, New York 14591-0103	Beneficial Owner	92.5%

Common	Total for All Officers and Directors	185,000	92.5%

Changes in Control.

     On January 25, 2005, a change in control of the Registrant occurred. Fundamentally, Randolph S. Hudson entered into a common stock purchase agreement, dated January 25, 2005 (that "Stock Purchase Agreement"), with James W. Margulies of Pepper Pike, Ohio. Under the terms of that Stock Purchase Agreement, Mr. Hudson purchased 185,000 shares, or approximately 92.5%, of the Registrant's common voting equity securities (the Registrant's "Common Stock") for $100,000, which was to be paid under a certain promissory note, of even date with that Stock Purchase Agreement (that "Note"). In addition, Mr. Hudson secured his obligation to Mr. Margulies by delivering that certain Pledge and Security Agreement, dated January 25, 2005 (that "Pledge Agreement") to Mr. Margulies as part of the closing documents for the transaction.

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

     Following Mr. Hudson's purchase of the Registrant's Common Stock, Mr. Margulies retained 15,000 shares, or approximately 7.499%, of the Registrant's Common Stock. No voting agreement nor other arrangement exists between Mr. Hudson and Mr. Margulies with respect to voting their respective shares of the Registrant's Common Stock, nor is any such arrangement anticipated to occur in the near future.

     However, the Registrant notifies its shareholders, any prospective investors, and the public that should Mr. Hudson fail to satisfy his obligation to Mr. Margulies under the terms of that Note by default not remedied, or, should Mr. Hudson default under the terms of that Note and the Pledge Agreement and should Mr. Margulies not forbear the obligation by agreeing to revised terms satisfactory to both he and Mr. Hudson, then, Mr. Margulies may proceed against the collateral identified in that Pledge Agreement; namely, the 185,000 shares of the Registrant's Common Stock. Under this scenario, depending on the manner in which, and with whom, Mr. Margulies proceeded to realize the collateral under that Pledge Agreement, a change in control of the Registrant would occur.

e. Independent Public Accountants.

     Although no solicitation was made by any party, certain shareholder actions were performed by the written consent of the less unanimous vote of the Registrant's shareholders (the "Shareholder Actions") on May 10, 2005 to ratify the unanimous resolution of the Registrant's Board of Directors, which acted by unanimous written consent on April 6, 2005; whereby the Shareholder Actions, the Registrant elected and appointed Michael T. Studer CPA, P.C. of Freeport, New York ("Studer") to serve as the Registrant's Public Company Accounting Oversight Board ("PCAOB") qualified certifying accountant. The appointment of Studer shall remain effective until it is voluntarily or involuntarily terminated, until it resigns, unless it does not stand for reelection if called to do so, or by operation of law. (A facsimile of the Studer Engagement Letter is attached as an exhibit hereto.)

     Prior to the appointment of Studer, the Registrant utilized the services of Berger Apple & Associates, Ltd. of Beachwood, Ohio, although, the Registrant's sole director prior to Mr. Hudson's election, nominated Liebman, Goldberg & Drogin LLC to serve as the Registrant's certifying accountant. On or about July 2, 2004, then the Registrant's sole Director, James W. Margulies, adopted a corporate action by written consent in lieu of a meeting; whereby, Mr. Margulies caused the Registrant to engage the firm of Liebman Goldberg & Drogin LLP as the Registrant's independent auditors, to have become effective on July 2, 2004. The reason for this action was brought about by the fact that Berger Apple was not PCAOB-qualified, and, on or about July 2, 2004, the Registrant notified the Commission on Form 8-K that Berger Apple resigned because it was not a PCAOB-qualified auditor. Subsequently, Berger Apple notified the Commission in a letter dated July 6, 2004 of certain facts relative to its resignation. (A representative copy of that letter is attached as Exhibit 17.1 hereof.)

     Mr. Margulies, the Registrant's former sole director, was of the opinion that his action was necessary in that the Registrant's existing (previous) certifying accountant, Berger Apple, was dismissed because the firm was not registered in accordance with the Public Company Accounting Oversight Board ("PCAOB"), the registration of which is required by the Commission's rules and regulations, and, without selecting a qualified replacement, the Registrant may have been hindered or prevented in its pursuit of its business objectives by the Commission.

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

     On or about April 5, 2005, Randolph S. Hudson the sole director serving on the Registrant's Board of Directors approved the engagement of the accounting firm of Michael T. Studer, CPA, P.C., of Freeport, New York to serve as the Registrant's certifying accountant ("Studer"). Subsequently, then the Registrant's principal shareholder, Mr. Hudson, performed a corporate action, which was adopted by the written consent of the holders of approximately 92.5% of the

Registrant's common voting equity securities; whereby, he appointed Studer to serve as the Registrant's certifying accountant.

     It was Mr. Hudson's understanding that the firm of Liebman Goldberg & Drogin LLP, although previously appointed to serve as the Registrant's certifying accountant, (i) never performed any work or services for the Registrant, (ii) was not owed money by the Registrant for the performance of any work or services, and (iii) was never formally engaged, as would customarily be evident by the execution and delivery by the Registrant of an engagement letter.

     Therefore, Mr. Hudson, in reliance of his examination of the information theretofore submitted to him for his review, did not consider the firm of Liebman Goldberg & Drogin LLP to actually have been engaged to serve as the Registrant's certifying accountant, as it did not perform any work or services for the Registrant.

     The Registrant has been delinquent in its reporting obligations pursuant to section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), however, in any event, as subsequent reports and filings will demonstrate, the Registrant did not engage in any business activities that otherwise would cause the Registrant to rely on any opinion, or lack thereof, by Liebman Goldberg & Drogin LLP with respect to the Registrant's statements of financial condition during the period of that firm's conceptualized representation of the Registrant.

     Based upon information and belief, and, after reviewing all of the Registrant's records and other information available to the senior executive management of the Registrant on the date this Report was compiled and presented to the Commission and to the public, for the quarterly period ended June 30, 2005, the Registrant responds to Item 9 of Schedule 14A, as follows:

Audit Fees.

     During and for each of the two calendar years prior to the date of this Report, no professional service fees were billed by the Registrant's principal accountancy firm for any services rendered to the Registrant in regard to the review or auditing of any financial or financially related information submitted by the Registrant from the date of the Registrant's inception to-date. The Registrant's then certifying accountant (Berger Apple) elected to not bill the Registrant for its professional services, due to the principal fact the Registrant was a start-up "blank check" company with no assets, no then current income, and no immediate prospect for income.

Audit-Related Fees.

     During and for each of the two calendar years prior to the date of this Report, the Registrant has not been billed for assurance and related services by the Registrant's principal certifying accountant (Berger Apple) related to the performance of the audit or review of the Registrant's financial information.

Tax Fees.

     During and for each of the two calendar years prior to the date of this Report, the Registrant has not been billed for professional services rendered by the Registrant's principal certifying accountant (Berger Apple) for tax compliance, tax advice, or tax planning.

All Other Fees.

     During and for each of the two calendar years prior to the date of this Report, the Registrant has not been billed for any products or services rendered by the Registrant's principal certifying accountant (Berger Apple).

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

     For the period covered by this Report, the Audit Committee has not reviewed and discussed the audited financial statements with the Registrant's senior executive management, because during this period there were no audited statements of financial condition to review; the Audit Committee has not discussed the matters required to be discussed by SAS 61 with its certifying accountant; the Audit Committee has received the written disclosures and the letter from its certifying accountant required by the Independence Standards Board Standard No. 1, however, it has received such written disclosures and the letter on a later date (because the Registrant changed its certifying accountant and because the Registrant prepared its reviewed statements of financial condition for the period covered by this Report on a date beyond this period); and, lastly, although on a later date (because the Registrant changed its certifying accountant and because the Registrant prepared its reviewed statements of financial condition for the period covered by this Report on a date beyond this period), the Audit Committee recommended to the Board of Directors that the reviewed statements of financial condition be included in the Registrant's quarterly report for the period ended June 30, 2005 and that the audited statements of financial condition be included in the Registrant's annual report on Form 10-KSB for the calendar year ended December 31, 2004.

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

     It is important for the Registrant to state, for the two calendar years preceding the date of this Report, had this Report been timely filed, the Registrant did not pay any fees related to its accounting or to audit its statements of financial condition; however, the Registrant, on a later date, did compensate its newly elected certifying accountant the sum of $2,000 to prepare the Registrant's audited reports for the two calendar years preceding the date on the cover of this Report, although outside of the periphery of the information required to be submitted in and covered by this Report, had this Report been filed in a timely manner. Consequently, for the two calendar years prior to the date on the cover of this Report, the applicability of the apportionment of services described in each of items 9(e)(2) through 9(e)(4) of Schedule 14A is not applicable.

Allocation of Time to Registrant's Accounting by Accountants and Non-Accountants.

     During the Registrant's most recent calendar year, its principal certifying accountant (Studer) has expended significantly more time to perform audit and/or review services than has any officer, director, or consultant to the Registrant; therefore, less than 50% of all allocated time (a) to cause to prepare or (b) to actually audit and/or review the Registrant's financial condition was expended by a person or persons other than by the Registrant's principal certifying accountant.

f. Mergers, Consolidations, Acquisitions, and Similar Matters.

     On April 6, 2005, the Registrant's Board of Directors acted by written consent by less than the unanimous vote of shareholders to approve a merger and/or share exchange between the Registrant and Mercosur Telephone & Telegraph Co., Inc., a Delaware corporation ("Mercosur"). Subsequently, on May 10, 2005, the Registrant's shareholders, acting by written consent by the less than unanimous vote of shareholders in lieu of a meeting ratified the Board of Directors' prior actions, one of which was to approve a merger and/or share exchange between the Registrant and Mercosur.

     Originally, the Registrant's sole officer and director purchased approximately 90.6% of the common stock of Mercosur as an investment and later thought his purchase of the Mercosur stock, and of his control-in-supermajority of Mercosur, would be better utilized as a vehicle by which the Registrant could quicken its ongoing business development. It was Mr. Hudson's intent to cause the Registrant to enter into a merger and/or share exchange transaction with Mercosur. Thus, Mr. Hudson conducted the Shareholder Actions, whereby Mr. Hudson, acting as the Registrant's principal shareholder, ratified the Board of Directors' actions, one of which was to approve the merger and/or share exchange between the Registrant and Mercosur.

     However, after a more careful inspection of Mercosur's plan of operations, and, after Mercosur's former principal shareholder, Financial Technology Research Corporation of Colorado ("Fintek"), defaulted under its agreement with Mr. Hudson, and which was subsequently rescinded, the Registrant did not consummate the merger and/or share exchange with Mercosur.

Consequently, as the merger and/or share exchange transaction was approved by the
Registrant's Board of Directors and shareholders but never consummated, no response to the information requested by Item 14 of Schedule 14A is required to be submitted by the Registrant hereunder.

g. Other Proposed Action.

     (1) Appointment of Stock Transfer Agent.

     On April 6, 2005, the Registrant's Board of Directors acted by written consent by less than the unanimous vote of shareholders to nominate and appoint a stock transfer agent to serve the Registrant. Subsequently, on May 10, 2005, the Registrant's shareholders, acting by written consent by the less than unanimous vote of shareholders in lieu of a meeting ratified the Board of Directors' prior action and approved the appointment of an initial stock transfer agent to serve the Registrant.

     Originally, the Registrant's Board of Directors had considered National Stock Transfer, Inc. of Salt Lake City, Utah ("National"). However, without passing on the merits of National's attributes or faults, after a close inspection of National's history, affiliation with other companies similarly situated to the Registrant, and of National's overall prominence within the shareholder services and/or stock transfer industry, it was the decision of the Registrant's sole officer and director on June 26, 2005, to not appoint National to serve as the Registrant's stock transfer agent. (A facsimile of the Registrant's notification to involuntarily terminate the services of National is attached hereto as Exhibit 10.1 and made a part hereof by reference thereto.) The Registrant permitted National to comment on the Registrant's actions; however, as of actual date this Report was filed with the Commission, the Registrant is not in receipt of any reply from National in this regard.)

     Subsequently, the Registrant engaged the series of Olde Monmouth Stock Transfer Co., Inc. of Atlantic Highlands, New Jersey to serve as the Registrant's stock transfer agent and/or shareholder services company. The Registrant relied on the prior actions by written consent of its Board of Directors and on the prior Shareholder Actions to elect and appoint Olde Monmouth to serve as the Registrant's stock transfer agent.

h. Voting Procedures.

     The authorized Shareholder Actions required the approval of a certain percentage of the holders of the Registrant's common stock, respectively, in order to become effective.

1) The General Corporation Law of Delaware requires that majority of shareholder votes eligible to be cast in any election is required and constitutes a quorum for the purpose of passing the measures in regard to the items upon which the shareholders acted (8 Del. C.
§ 216(1). Mr. Hudson's percentage ownership in the Registrant constituted a plurality of eligible votes cast by written consent in favor of these proposals.

i. Delivery of Documents to Security Holders Sharing an Address.

     The Registrant will be delivering a copy of this Report to two shareholders who share the same address, James W. Margulies and Tom Daniels.

     The Registrant will mail two letters, addressed and delivered to each shareholder separately to each shareholder named above in regard to that certain shareholder letter.

     This Report and the information contained herein and required by Schedule 14A and/or Schedule 14C indicates that shareholders may request additional information from the Registrant by mail, which should be addressed to its executive office, to its mailing address, or, electronically, to its e-mail address.

     The Registrant is providing its address and telephone number in this Report, in order for the shareholders to be able to contact or otherwise communicate with the Registrant independent of one another.

     This Report provides information on how each of the aforementioned shareholders, who share an address, may obtain further information from the Commission with respect to the Registrant's required filings therewith.

4.2. STATEMENT THAT PROXIES WERE NOT SOLICITED.

     The following statement appears prominently in this Report that is being mailed to the Registrant's shareholders:

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

     Mr. Hudson was the principal shareholder of Mercosur Telephone & Telegraph Co., Inc. ("Mercosur") and is the principal shareholder of the Registrant, when he acted by written consent by less than the unanimous vote of shareholders in lieu of a meeting; whereby, Mr. Hudson approved the merger and/or share exchange between Mercosur and the Registrant.

4.4. PROPOSALS BY SECURITY HOLDERS.

     No security holders submitted a written proposal to the Registrant prior to the corporate actions taken by the principal shareholder of the Registrant by written consent in lieu of a meeting on any matter, specifically, on the corporate actions subject hereof.

4.5. DELIVERY OF DOCUMENTS TO SECURITY HOLDERS SHARING AN ADDRESS.

     The Registrant will be delivering the required notification to shareholders, in the form a facsimile of this Report, to two shareholders who share the same address, James W. Margulies and Tom Daniels.

     In pursuance of the rules set forth in Regulation 14A, and although delinquent, the Registrant will mail two notifications on March 16, 2006, addressed and delivered to each shareholder under separate cover to each shareholder named above, to provide them with the information of the Shareholder Actions that took place on May 10, 2005, and which are more fully described elsewhere in this Report.

     The Registrant will provide its address and telephone number on that certain notification, in order for the shareholders to be able to contact or otherwise communicate with the Registrant independent of one another.

     That certain notification that will be provided to the shareholders will contain information on the method by which each of the aforementioned shareholders may obtain further information from the Registrant and from the Commission with respect to the Registrant's filings.

     The Registrant is subject to the reporting requirements of section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in accordance therewith, is obligated to file current, quarterly, annual, and transitional reports, proxy statements, and other information with the Commission, and is obligated to deliver copies of certain reports and filings by mail to its shareholders and to certain other parties, as required by Federal securities laws. Such reports, proxy statements, and other filings may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of said materials may be obtained at prescribed rates from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549 or from the Commission's Web site, the electronic address for which is www.sec.gov.

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

The Registrant did not file its required reports on Schedule 14A and/or Schedule 14C because it was incapable of preparing and submitting the required reports without unreasonable effort and expense. That, and now it is too late except by including that information in this Report.

		1.	Risk Attendant to the Registrant's Delinquency. In addition to other, significant risks the Registrant may encounter and that the Registrant's shareholders may encounter relative to their ownership of common voting equity securities in the Registrant, as the result of the Registrant's failure to file the reports it was required to file on Schedule 14A and/or Schedule 14C with the Commission, the Commission may impose a fine or penalty against the Registrant, its director, or its senior executive officer; the imposition of any such fine or penalty would cause a material adverse effect on the Registrant's current and future financial condition; and, any formal censure would impede the Registrant's contemplated and orderly future organization and development. Alternatively, the Commission may insist the Registrant must wait for a period of 20 (twenty) days from the date of its review hereof prior to the Shareholder Actions described herein to become effective.

5.2.	Entry into a Material Definitive Agreement.

	A.	National Stock Transfer, Inc.

     The information provided in this Item 5.2(A) of Section 5 of this Report is being provided in response to 1.02 of Form 8-K, as follows:

Background. On or about May 14, 2005, the Registrant's sole officer and director determined the Registrant required the services of a qualified and licensed stock transfer agent and/or shareholder services company. Although this concern was scheduled to be addressed on a later date, because the Registrant was expecting to consummate a merger and/or share exchange transaction with Mercosur Telephone & Telegraph Co., Inc., the Registrant's sole officer and director, Randolph S. Hudson, determined that it would best serve the interests of the Registrant to retain a qualified stock transfer agent in order to process and administer the exchange of what then would be certificates that would have been required to be issued to approximately 200 stockholders, which resulted from the prospective combination between the Registrant and Mercosur.

Overview of Transaction. On or about May 14, 2005, the Registrant delivered an application and certain information pertaining to the Registrant's shareholders to National, for National serving as the Registrant's stock transfer agent and/or shareholder services company. Certain aspects of the information the Registrant provided to National was non-public in nature; specifically, its list of shareholders. Otherwise, the agreement between the Registrant and National required the Registrant to pay National, in arrears, for services generally recognized as stock transfer and/or shareholder services, i.e., the issuance of delivery of stock certificates to shareholders, the maintenance of the Registrant's stock transfer ledger, and other issues related to the notification of certain shareholder issues to be delivered to the Registrant's shareholders at the request and direction of the Registrant's Board of Directors.

Associated Risks. There were two risks associated with the Registrant's entry into a material contract with National, both of which were to the Registrant. The first risk was that of the Registrant's capability to pay National for its services; whereby, if the Registrant was incapable or otherwise unable to remit all or a portion of its account in a manner satisfactory to National, National may have withdrawn its services on the Registrant's behalf, or may have delayed or prolonged the required issuance or exchange of the Registrant's securities. Secondly, if National was to be engaged in a controversy with either the Commission or other body regulatory, and such controversy was in regard to the integrity of National and the services it offered to public companies, such controversy may have hindered or delayed National's capability or ability to issue, transfer, or exchange the Registrant's securities.

Creation of Direct Financial Obligation. By engaging National, the Registrant was subject to a direct financial obligation, whereby it would have been billed for monthly and "per-item" services by National following the dates on which National provided its services to the Registrant.

B. Olde Monmouth Stock Transfer Co., Inc.

     The information provided in this Item 5.2(B) of Section 5 of this Report is being provided in response to 1.02 of Form 8-K, as follows:

Background. On or about June 25, 2005, the Registrant's sole officer and director determined the Registrant required the services of a qualified and licensed stock transfer agent and/or shareholder services company. This concern was scheduled to be addressed on a previous date, because the Registrant was expecting to consummate a merger and/or share exchange transaction with Mercosur Telephone & Telegraph Co., Inc. ("Mercosur"), and, in pursuance of that transaction, which was later rescinded by Mr. Hudson and, consequently, by the Registrant, the Registrant previously entered into a service agreement with National Stock Transfer, Inc., of Salt Lake City, Utah ("National"). However, as at June 25, 2005, the Registrant's sole officer and director, Randolph S. Hudson, without passing on the merits of National's attributes or faults, determined that it would not best serve the interests of the Registrant to retain National, and, therefore, nominated Olde Monmouth Stock Transfer Co., Inc. of Atlantic Highlands, New Jersey ("Olde Monmouth") to serve as the Registrant's stock transfer agent and/or shareholder services company, to serve in that position until its voluntary or involuntary termination or until it no longer served the Registrant by operation of law.

Overview of Transaction. On or about June 25, 2005, the Registrant delivered an application and certain information pertaining to the Registrant's shareholders to Olde Monmouth, for the purpose of National serving as the Registrant's stock transfer agent and/ort shareholder services company. Certain aspects of the information the Registrant provided to Olde Monmouth was non-public in nature; specifically, its list of shareholders. Otherwise, the agreement between the Registrant and Olde Monmouth required the Registrant to pay Olde Monmouth, in arrears, for services generally recognized as stock transfer and/or shareholder services, i.e., the issuance of delivery of stock certificates to shareholders, the maintenance of the Registrant's stock transfer ledger, and other issues related to the notification of certain shareholder issues to be delivered to the Registrant's shareholders at the request and direction of the Registrant's Board of Directors.

Associated Risks. There are two risks associated with the Registrant's entry into a material contract with Olde Monmouth, both of which were to the Registrant's capabilities and performance. The first risk was that of the Registrant's capability to pay Olde Monmouth for its services, as the Registrant was experiencing continued cash-flow difficulties and lacked the necessary capital or credit accommodations to continue its ongoing business development; whereby, if the Registrant was incapable or otherwise unable to remit all or a portion of its account in a manner satisfactory to Olde Monmouth, Olde Monmouth might withdraw its services on the Registrant's behalf, or Olde Monmouth may have delayed or prolonged the required issuance or exchange of the Registrant's securities in a manner timely required by the Commission's rules or regulations or by the rules and regulations of the National Association of Securities dealers ("NASD"). Secondly, if Olde Monmouth was to become engaged in a controversy with either the Commission or other body regulatory, and such controversy was in regard to the integrity of Olde Monmouth's formation, organization, or the conduct of its business activities (in regard to their services to public companies), such controversy may hinder or delay Olde Monmouth's capability or ability to issue, transfer, or exchange the Registrant's securities.

Creation of Direct Financial Obligation. By engaging Olde Monmouth, the Registrant is subject to a direct financial obligation, whereby it is being billed for monthly and "per-item" services by Olde Monmouth following the dates on which Olde Monmouth will provide its services to the Registrant.

C. Roy C. Hopkins' Finder's Agreement.

     The information provided in this Item 5.2(C) of Section 5 of this Report is being provided in response to 1.01 of Form 8-K, as follows:

Background. On May 1, 2005, the Registrant entered into a finder's agreement with Roy C. Hopkins of Rochester, New York; whereby, Mr. Hopkins's services were engaged to assist the Registrant to locate and identify suitable qualified business combination candidates or qualified candidates, the assets of which the Registrant could acquire.

Overview of Transaction. In addition to standardized terms and provisions, the finder's agreement between the Registrant and Mr. Hopkins provided the Registrant would compensate Mr. Hopkins a commission in various amounts, depending on the aggregate value of any transaction that Mr. Hopkins introduced to the Registrant and that the Registrant consummated. The percentages of Mr. Hopkins' entitlements respective to the aggregate value of any transaction the Registrant successfully consummated are as follows: (a) 2.5% (two and one-half of one percent) of all or part of the first $250,000.00 of aggregate consideration; (b) 2% (two percent) of all or part of the next $500,000.00 of aggregate consideration; (c) 1.5% (one and one-half of one percent) of all or part of the next $250,000.00 of aggregate consideration; and (d) 1% (one percent) of all or part of the remainder, or remaining balance, of the aggregate consideration. Furthermore, Mr. Hopkins was entitled to receive his commission in cash or in the securities of the Registrant, at his discretion. In any event, if the Registrant does not satisfactorily consummate any transaction that is introduced by Mr. Hopkins prior to December 31, 2005, then, and in such case, (a) the finder's agreement between Mr. Hopkins and the Registrant will expire upon its own terms and (b) the Registrant will owe Mr. Hopkins a "best-efforts" fee in the amount of $5,000. (A facsimile of that certain finder's agreement between the Registrant and Mr. Hopkins is annexed as Exhibit 10.2 hereof.)

Associated Risks. The Registrant is not able to identify any risks associated with the transaction between the Registrant and Mr. Hopkins, with the exception of the risk of prospective litigation, in the event the Registrant is incapable or otherwise unable to properly compensate Mr. Hopkins in accordance with the terms of that certain finder's agreement dated May 1, 2005.

Creation of Direct Financial Obligation. The Registrant will incur a direct financial obligation under the Hopkins' transaction in one of two ways: firstly, if the Registrant consummates a business combination or acquires an asset that was introduced to the Registrant by Mr. Hopkins, the Registrant will, within a limited period of time, owe Mr. Hopkins a respective percentage, payable in cash or in stock of the Registrant, of the aggregate value of the respective transaction; secondly, if the Registrant does not conclude a transaction with a qualified party to whom or to which Mr. Hopkins introduced the Registrant by December 31, 2005, the Registrant will owe Mr. Hopkins the sum of $5,000, without any further obligation on the part of the Registrant to Mr. Hopkins in this regard.

5.3. Termination of a Material Definitive Agreement.

     The responses provided under the various subsections of this Item 5.3 of Section 5 of this Report are being provided to serve as the respective responses to Item 1.02 of Form 8-K, a report of which was to have been filed by the Registrant during the quarterly period being reported hereunder and required to be included as a part of this Report, as follows:

A. National Stock Transfer, Inc.

     On or about May 14, 2005, the Registrant's sole officer and director determined the Registrant required the services of a qualified and licensed stock transfer agent and/or shareholder services company. Although this concern was scheduled to be addressed on a later date, because the Registrant was expecting to consummate a merger and/or share exchange transaction with Mercosur Telephone & Telegraph Co., Inc., the Registrant's sole officer and director, Randolph S. Hudson, determined that it would best serve the interests of the Registrant to retain a qualified stock transfer agent in order to process and administer the exchange of what then would be certificates that would have been required to be issued to approximately 200 stockholders, which resulted from the prospective combination between the Registrant and Mercosur. On or about

May 14, 2005, the Registrant delivered an application and certain information pertaining to the Registrant's shareholders to National, for the purpose of National serving as the Registrant's stock transfer agent and/ort shareholder services company. Certain aspects of the information the Registrant provided to National was non-public in nature; specifically, its list of shareholders. Otherwise, the agreement between the Registrant and National required the Registrant to pay National, in arrears, for services generally recognized as stock transfer and/or shareholder services, i.e., the issuance of delivery of stock certificates to shareholders, the maintenance of the Registrant's stock transfer ledger, and other issues related to the notification of certain shareholder issues to be delivered to the Registrant's shareholders at the request and direction of the Registrant's Board of Directors. By engaging National, the Registrant was subject to a direct financial obligation, whereby it would have been billed for monthly and "per-item" services by National following the dates on which National provided its services to the Registrant.

     After some weeks of reviewing National's due-diligence information, and without passing on the merits of Nationals' attributes or faults, it was the decision of the Registrant's sole officer and director that the Registrant discontinue and terminate National's services with the Registrant. To that extent, the Registrant's sole officer and director, under cover of his personal letterhead, delivered a notice to National's offices in Salt Lake City, Utah, whereby he informed National of his decision to terminate or to otherwise discontinue National's engagement by the Registrant. (A facsimile of that letter is annexed as Exhibit 10.1 hereof.)

Prospective Litigation. As the result of the decision by the Registrant's sole officer and director to terminate or to otherwise discontinue National's representation of the Registrant as its stock transfer agent and/or shareholder services provider, the Registrant, and the Registrant's sole officer and director, may be subject to litigation; whereby, (a) National may threaten or commence legal action against the Registrant and/or the Registrant's sole officer and director for failure to satisfactorily perform under the terms of National's stock transfer agreement, or (b) Precious Investments, LLC, a Utah limited liability company ("Precious"), which offered to compensate National on the Registrant's behalf, may be required to compensate National, in which case, Precious may threaten or commence legal proceedings against the Registrant in order to recover any such payments required by it to be made to National.

     As of the actual filing date hereof, the Registrant has received no notice from National or from Precious as to any statement of account that reflects a balance owing to National, and, the Registrant has received no notice from National or Precious as to the threat or commencement of any litigation against it by either National or Precious.

Termination of Direct Financial Obligation. As of June 26, 2005, with the exception of a contingent liability for any prospective litigation that may be threatened or commenced against the Registrant by National or by Precious and discussed hereinabove, the Registrant's sole officer and director deem that there was no further direct financial obligation on the part of the Registrant to National or to Precious with regard to this former liability.

5.4. Material Modification to Rights of Security Holders.

     Ordinarily, the rights of security holders would be modified in the event of a merger and/or share exchange transaction that was approved by the Registrant's shareholders. However, although the Registrant's shareholders did approve a merger and/or share exchange between the Registrant and Mercosur Telephone & Telegraph Co., Inc. ("Mercosur"), the Registrant did not consummate the transaction; therefore the rights of the Registrant's security holders remain unchanged from those stated in prior reports.

5.5. Changes in Registrant's Certifying Accountant.

     The responses provided under the various subsections of this Item 5.5 of Section 5 of this Report are being provided to serve as the respective responses to Item 1.02 of Form 8-K, one or more submissions of which were required to have been filed but not by the Registrant during the quarterly period being reported hereunder. Consequently, the Registrant is including this information as a part of this Report in accordance with the Commission's rules and regulations, as follows:

A. Election of Studer.

     Certain shareholder actions were performed by the written consent of the less unanimous vote of the Registrant's shareholders (the "Shareholder Actions") on May 10, 2005 to ratify the unanimous resolution of the Registrant's Board of Directors, which acted by written consent on April 6, 2005; whereby, by the Shareholder Actions, the Registrant elected and appointed Michael T. Studer CPA, P.C. of Freeport, New York ("Studer") to serve as the Registrant's Public Company Accounting Oversight Board ("PCAOB") qualified certifying accountant. The appointment of Studer shall remain effective until it is voluntarily or involuntarily terminated, until it resigns, unless it does not stand for reelection if called to do so, or by operation of law. (A facsimile of the Studer Engagement Letter is attached as an exhibit hereto.)

     Prior to the appointment of Studer, the Registrant's previous certifying accountant, the firm of which actually performed work or services for the Registrant, was Berger Apple & Associates, Ltd. of Beachwood, Ohio. (It should be noted the Registrant's previous sole director, James W. Margulies, nominated Liebman, Goldberg & Drogin LLC ("Liebman Goldberg") to serve as the Registrant's certifying accountant, and, although such engagement was authorized by the required shareholder actions and reported to the Commission on a Form 8-K Current Report, the Registrant never formally elected and appointed Liebman Goldberg to serve as the Registrant's certifying accountant, and Liebman Goldberg never performed any work or services for the Registrant.

     The principal reason for the nomination, election, and appointment of Studer, was by the fact that Berger Apple was not PCAOB-qualified, and, on or about July 2, 2004, the Registrant notified the Commission on Form 8-K that Berger Apple resigned because it was not a PCAOB-qualified auditor. Subsequently, Berger Apple notified the Commission in a letter dated July 6, 2004 whereunder it informed the Commission of certain facts relative to its resignation. (A representative copy of that letter is attached as Exhibit 17.1 hereof.)

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

B. Resignation of Berger Apple.

     On or about July 6, 2004, the firm of Berger Apple & Associates, Ltd. of Beachwood, Ohio ("Berger Apple") delivered its resignation to the Registrant and, subsequently on or about that date, delivered a letter to the Commission, whereby it informed the Commission that Berger Apple agreed with the statements made by the Registrant in that certain Form 8-K Current Report, which the Registrant filed with Commission on or about July 2, 2004, and whereby it informed the Commission that there was no basis to agree or disagree with certain statements made by the Registrant in that Form 8-K. (A copy of this initial resignation by Berger Apple to the Commission is contained as Exhibit 17.1 hereof.)

     The principal reason for Berger Apple's termination, was by the fact Berger Apple was not PCAOB-certified, the qualification of which by a certifying accountant is requirement of the Commission's rules and regulations respective to public company certifying accountants.

     Following a change in control of the Registrant, the Registrant's newly elected senior executive officer, Randolph S. Hudson, who, at the time, was unfamiliar with the prior actions of the Registrant's former shareholder, requested a letter of resignation from Berger Apple, so that he may engage a new certifying accountant to serve the Registrant. Consequently, on or about June 15, 2005, Berger Apple delivered a different letter of resignation, which states it became effective on January 1, 2004. (A copy of that (conflicting) letter of resignation is contained as Exhibit 17.2 hereof.)

     In any event, Berger Apple did not perform any work or services for the Registrant from the date it prepared the Registrant's audit, which was included in its Form 10-SB Registration Statement.

5.6.	Other Events.

A. Conflicting Accounts of the Registrant's Certifying Accountant's Resignation.

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

     In conclusion, it is the opinion of the Registrant's principal executive officer, this contradictory information is attributable to (1) Berger Apple's not having performed any accountancy services for the Registrant from the date of its registration statement on Form 10-SB, (2) the Registrant's new principal executive officer did not have full and complete original records of the Registrant from which to formulate his decision by asking Berger Apple to deliver a copy of its original letter of resignation, and (3) by the fact that Berger Apple - regardless of the actual date of its resignation - perform any work or services for the Registrant from the date that firm prepared the statements of financial condition which were delivered together with the Registrant's Registration Statement on Form 10-SB. Specifically, to that extent, although the Commission and the public may perceive contradictory thoughts resulting from the irregularities associated with the two Berger Apple letters of resignation discussed herein, from the perspective of the principal executive officer of the Registrant, Berger Apple's work for the Registrant was complete on September 30, 2003.

B. Certain Relationships and Related Transactions.

     During the period covered by this Report, the Registrant determined that the following transactions could be deemed to cover certain relationships, as that term and the related transactions, are defined in Item 404 of Regulation S-B (17 CFR 228.404) . For the period of this Report, the Registrant is not a subsidiary of any parent company, nor does the Registrant own the stock in any company that may be considered its subsidiary.

1.	On or about May 15, 2005, the Registrant borrowed $2,000 under a non-interest bearing promissory note from Heritage LTD LLC of Salt Lake City, Utah ("Heritage"), which is to become payable on or about July 29, 2005. The loan facility was granted to the Registrant, so the Registrant could retain its new certifying accountant, Michael T. Studer, CPA, P. C. of Freeport, New York. In addition, Heritage also introduced the Registrant's principal shareholder, sole officer, and sole director, Randolph S. Hudson, to Financial Technology Research Corporation of Colorado ("Fintek"), which sold Mr. Hudson a 90.6% interest in Mercosur Telephone & Telegraph Co., Inc. ("Mercosur"), and which is the subject of certain parts of this Report. (It should be noted: because Mr. Hudson rescinded the transaction with Fintek in regard to his purchase of shares in Mercosur, Heritage is not entitled to any fee or other compensation in this regard.) Separately from the Registrant, Heritage and the Registrant's principal shareholder, sole officer, and sole director, Mr. Hudson, are considering entering into a transaction, whereby Mr. Hudson, acting as the principal shareholder, sole officer, and sole director of another company that is subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, and which is named Montana Acquisition Corporation, on Montana's behalf, is deliberating the acquisition of what will be the acquisition of the principal asset of Montana from Heritage. Consequently, the Registrant deems these facts to comprise a certain relationship under the definition of that phrase set forth in Regulation S-B.

     The Registrant does not deem Heritage, or each of any of its managing members, to be promoters, as that term is defined in the Commission's rules and regulations.

     The terms of the transactions the Registrant entered into with Heritage were on commercially reasonable terms, or terms more favorable to the Registrant than commercially reasonable terms, however, the Registrant's Board of Directors did not solicit competitive bids from any other party with regard to the money loaned or to the introduction of any third party to the Registrant by Heritage.

2.	During the calendar second quarter of 2005, the Registrant utilized the services of Union First Capital Markets, a New York general partnership ("Union First"). The Registrant's principal shareholder, sole officer, and sole director, Randolph S. Hudson, as of the date of this Report, was a general partner of Union First, together with Roy C. Hopkins, the partnership's remaining general partner. Under that certain transaction with Union First, the Registrant is obligated to pay Union for its fees billed to the Registrant for services rendered, whereby Union First prepared, formatted, and transmitted certain of the Registrant's filings over the EDGAR system during March 2005. The Registrant's Board of Directors did not solicit competitive bids from any other individual or entity to prepare, format, and transmit such documents, however, the fee billed to the Registrant by Union First was competitive and represented commercially reasonable fees for such services by other non-related individuals or entities. In addition, the Registrant entered into a finder's agreement with Mr. Hopkins, whereunder that agreement Mr. Hopkins agreed to locate and identify suitable and qualified candidates that could enter into a business combination with the Registrant, or otherwise where the Registrant could purchase the qualified candidate's assets, in exchange for a commission to become payable to Mr. Hopkins by the Registrant. While the Registrant did not solicit competitive bids from any other party, the Registrant deems the transaction to be fair and the terms to be commercially reasonable in comparison to the terms of other individuals or entities that could have performed similar work or provided similar services to the Registrant.

     The Registrant does not deem Mr. Hopkins or Union First to be promoters, as that term is defined in the Commission's rules and regulations.

3. On or about May 15, 2005, the Registrant entered into a contract with National Stock Transfer, Inc., a Utah corporation ("National"); whereby, National was to furnish the Registrant with stock transfer and/or shareholder services in exchange for a fee to be paid to it by the Registrant. In the course of that transaction, Precious Investments, LLC, a Utah limited liability company ("Precious") offered to pay a retainer to National, in order for National to have provided its services to the Registrant. While the Registrant terminated its agreement with National, it should be noted that a certain relationship could exist between Precious and the Registrant in that Precious, although a separate and distinct entity under the laws of the State of Utah that govern the formation and organization of limited liability companies, is related by a common marital community, by the fact that Precious' managing member is related by marriage to the managing member of Heritage LTD LLC, a Utah limited liability company ("Heritage"), which is subject to this item of this Report as a party with which the Registrant has a certain relationship.

     As of the date hereof, the Registrant has not engaged in any other transaction with Precious, nor does the Registrant's principal shareholder, sole officer, and sole director, Randolph S. Hudson, anticipate that Precious and the Registrant will enter into any material definitive agreements within the 12-month period following the date of this Report.

     Otherwise, during the two-year period prior to the date of this Report the following transactions occurred, whereby, certain relationships were considered to exist by the Registrant and that were reported on one or more reports or schedules, which were previously submitted to the Commission:

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

     Although the Registrant has not and does not intend to enter into any transactions with its senior executive management, or nominees for such positions, it should be noted: for the quarterly period ended June 30, 2005, the Registrant utilized the office of the Law Offices of Stephen D. Rogoff, Esq., the law firm that represents Randolph S. Hudson, the Registrant's principal stockholder, sole officer, and director, the use of which is without charge or expense to the Registrant, provided, however, only for the period that Mr. Hudson remains the principal shareholder of the Registrant.

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

     The Registrant is not aware of any other transaction that could be deemed to comprise a certain relationship or related transaction, as those phrases are defined in Item 404 of Regulation S-B.

Item 6. Exhibits and Reports on Form 8-K.

     The Registrant considers the information in this Report, and contained in each schedule and exhibit to be "filed" under the definition associated with said term under the Securities Exchange Act of 1934.

     In addition, the Commission and the public should be aware the Registrant is incorporating certain of its other filings herein by reference thereto; namely, the Registrant is incorporating its Form 10-QSB Quarterly Report for the quarterly period ended September 30, 2004 herein.

(a) Exhibits

The following is a list of exhibits being filed with this Report.

10.1	(Involuntary) Letter of Termination to National Stock Transfer, Inc.

10.2	Finder's Agreement between the Registrant and Roy C. Hopkins

13	Form 10-QSB for Quarterly Period Ended September 30, 2004

13.1	Form 10-QSB 09/30/2004 Exhibit 99.1 Form 8-K Report dated July 2, 2004

13.2	Form 10-QSB 09/30/2004 Exhibit 99.1.1 Form 8-K Exhibit 16.1 Resignation Of Accountant

13.3	Form 10-QSB 09/30/2004 Exhibit 99.1(a) Form 8-K Exhibit Second Resignation of Accountant

13.4	Form 10-QSB 09/30/2004 Exhibit 99.906 Chief Executive Officer's "906" Certification

13.5	Form 10-QSB 09/30/2004 Exhibit 99.CERT Certification by Principal Executive Officer

13.6	Form 10-QSB 09/30/2004 Exhibit 99.906 Chief Financial Officer's "906" Certification

13.7	Form 10-QSB 09/30/2004 Exhibit 99.CERT Certification by Principal Financial Officer

16.1	Engagement Letter of Michael T. Studer CPA, P.C.

17.1	Resignation of Berger Apple (CPA) dated July 6, 2004

17.2	(Conflicting) Resignation of Berger Apple (CPA) dated June 15, 2005

31.1	Principal Executive Officer's Rule 13a-14(a)/15d-14(a) Certification

31.2	Principal Financial Officer's Rule 13a-14(a)/15d-14(a) Certification

32.1	Chief Executive Officer's Rule 13a-14(b)/15d-14(b) Certification

32.2	Chief Financial Officer's 13a-14(b)/15d-14(b) Certification

99.1	Fintek-Hudson Stock Purchase Agreement

99.2	Hudson's Pledge Agreement to Fintek

99.3	Hudson's (Non-Negotiable Form of) Note to Fintek

99.4	Hudson's Rescission of Fintek-Hudson Stock Purchase Agreement

(b) Reports on Form 8-K.

     There were no reports filed on Form 8-K by the Registrant during the period covered by this Report or on any other date for events that occurred within the period covered by this Report. However, the Registrant is furnishing the information on events that ordinarily would have had to be reported on Form 8-K herein in accordance with the Commission's rules and regulations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 15, 2006 for the Quarterly Period Ended June 30, 2005.

By Order of the Board of Directors:

CARTOON ACQUISITION, INC.

RANDOLPH S. HUDSON
Chief Executive Officer
Chief Financial Officer