Form 10QSB/A
period 2005-06-30
CARTOON ACQUISITION, INC.
filed 2006-03-16
CIK 1265869

United States Securities and Exchange Commission Washington, D.C. 20549 www.sec.gov

FORM 10-QSB

[X] AMENDED QUARTERLY REPORT UNDER SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE DISCLOSURES AND DISCLAIMERS.

     This Report is an Amended Quarterly Report for the quarterly period ended June 30, 2005 and filed with the U. S. Securities and Exchange Commission (the "Commission") on Form 10-QSB/A (this "Report") and contains summaries of the material terms of prospective plans of operation and the unaudited financial condition of the Registrant, which the Registrant believes to be accurate. Such summaries are qualified in their entirety by reference to any such documents. The Registrant has stated all of the material facts necessary for the Commission and the public to make an informed decision pertinent to the matters subject and to the disclosures herein by amendment made.

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

     The Registrant shall permit its shareholders to ask questions of and receive answers from the Registrant concerning any aspect of the information contained in this Report, and, if necessary, to obtain additional information pertaining to information to security holders integrated in this Report, to the extent the Registrant possesses such information or to the extent the Registrant can acquire such information without unreasonable effort or unreasonable expense, in order to verify the accuracy of the information contained in this Report to any of its shareholders. The Registrant encourages its shareholders to contact it; if electronically, to cartooninvestors@rochester.rr.com, or, if by mail, to its mailing address, which is

- ii -

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

- iii -

PART I – FINANCIAL INFORMATION

     Certain statements contained in this Amended Quarterly Report for the quarterly period ended June 30, 2005 on Form 10-QSB/A (the "Report"), including, without limitation, statements containing the words "anticipates", "expects", "hopeful", and words of similar import, constitute "forward-looking" statements. The Registrant cautions readers to not place undue reliance on these forward-looking statements. The Registrant's actual results could differ materially from those statements from those anticipated in these forward-looking statements for many reasons, including certain risks associated with the Registrant, its securities, and its prospective or future business purpose or plan of operations, and that are described or set forth in this Report, and in other documents the Registrant files with the U. S. Securities and Exchange Commission (the "Commission"), which includes this Report, and all amendments hereof.

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

     For the period covered by this Report, the Audit Committee has not reviewed and discussed the audited financial statements with the Registrant's senior executive management, because during this period there were no audited statements of financial condition to review; the Audit Committee has not discussed the matters required to be discussed by SAS 61 with its certifying accountant; the Audit Committee has received the written disclosures and the letter from its certifying accountant required by the Independence Standards Board Standard No. 1, however, it has received such written disclosures and the letter on a later date (because the Registrant changed its certifying accountant and because the Registrant prepared its reviewed statements of financial condition for the period covered by this Report on a date beyond this period); and, lastly, although on a later date (because the Registrant changed its certifying accountant and because the Registrant prepared its reviewed statements of financial condition for the period covered by this Report on a date beyond this period), the Audit Committee recommended to the Board of Directors that the reviewed statements of financial condition be included in the Registrant's quarterly report, and any amendments thereto, for the period ended June 30, 2005 and that the audited statements of financial condition be included in the Registrant's annual report on Form 10-KSB for the calendar year ended December 31, 2004.

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

C. Notice of Amendment to Form 10-QSB for the Quarterly Period ended June 30, 2005.

     This Amended Quarterly Report for the Quarterly Period ended June 30, 2005 was prepared and is being submitted to the Commission because there were certain errors contained in the unamended (original) Quarterly Report for the period stated on the cover hereof.

The errors in that certain unamended Quarterly Report are as follows:

(1)	An incorrect graphic exhibit was placed on the front cover of the original report where the Registrant's logo was to be placed.

(2)	A blank area was displayed where page 1 was to have been located on Exhibit 16.1 to that report; the incorrect graphic that was placed on the front cover of the aforementioned report was, in fact, the first page of the exhibit; the engagement letter of the Registrant's new certifying accountant.

     The Registrant is filing this amendment to reflect the corrections of the errors contained in the aforementioned unamended report. The Registrant certifies the remaining information and data presented in the original report remains true, correct, and complete.

     The Registrant apologizes to investors and to the Commission for any inconvenience these errors in reporting may have caused and will work to ensure these types of errors do not occur in future.

Item 6. Exhibits and Reports on Form 8-K.

     The Registrant considers the information in this Report, and contained in each schedule and exhibit to be "filed" under the definition associated with said term under the Securities Exchange Act of 1934.

     In addition, the Commission and the public should be aware the Registrant is incorporating certain of its other filings herein by reference thereto; namely, the Registrant is incorporating its Form 10-QSB Amended Quarterly Report for the quarterly period ended September 30, 2004 herein.

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

Dated: March 16, 2006 for the Quarterly Period Ended June 30, 2005.

By Order of the Board of Directors:
CARTOON ACQUISITION, INC.

/s/ Randolph S. Hudson

RANDOLPH S. HUDSON
Chief Executive Officer
Chief Financial Officer