Form 10QSB
period 2005-09-30
CARTOON ACQUISITION, INC.
filed 2008-03-28
CIK 1265869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
- FOR THE QUARTERLY PERIOD-ENDED: SEPTEMBER 30, 2005 -
THIS REPORT IS DELINQUENT AND FILED ON A DATE SIGNIFICANTLY BEYOND THE DUE-DATE.
THE INFORMATION IN THIS REPORT IS HISTORICAL AND SHOULD NOT BE USED FOR CURRENT INVESTMENT DECISIONS.

COMMISSION FILE NUMBER: 000-50411

CARTOON ACQUISITION, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	20-0269287
(State of Incorporation)	(Federal Employer Identification Number)

POST OFFICE BOX 202 WYOMING, NEW YORK 14591-0202 (Address of Principal Executive Office) (585) 495-8006 (Registrant's Telephone Number, including Area Code)

CHECK WHETHER THE ISSUER:

(1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS): ☑ NO

(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: ☑ YES

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED 12B-2 OF THE EXCHANGE ACT): ☑ YES

____________________

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13, OR 15(D) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. NOT APPLICABLE

____________________

APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, PAR VALUE $ 0.0001 PER SHARE: 200,001 HELD BY THREE PERSONS OF RECORD (FOR THE PERIOD-ENDED OF THIS REPORT).

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: ☑ NO

NOTICE OF ADVICE OF FORWARD-LOOKING STATEMENTS.

     SOME OF THE STATEMENTS WE ARE MAKING IN THIS REPORT ARE SUBJECTIVE AND WRITTEN IN OUR FAVOR. These types of statements may be considered "forward-looking statements", as that term is defined in Section 27A of the Securities Act of 1933 (15 U.S.C. 77z-2) and in Section 21E of the Securities Exchange Act of 1934 (15 U.S.C. 78u-5), which are referred to as "statutory safe harbor" provisions.

     THESE FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL FACTS; RATHER, THESE STATEMENTS ARE BASED UPON OUR SENIOR EXECUTIVE MANAGEMENT'S OPINIONS AND ESTIMATES as of the date we make these statements. EVERY FORWARD-LOOKING STATEMENT REFLECTS AN INHERENT RISK AND UNCERTAINTY THAT COULD CAUSE THE ACTUAL RESULTS OF ANY SUCH EVENT TO DIFFER MATERIALLY FROM THE PLANS, PROJECTIONS, OR EXPECTATIONS EXPRESSED OR IMPLIED IN SUCH STATEMENT BY OUR SENIOR EXECUTIVE MANAGEMENT ON THE DATE THE STATEMENT WAS MADE. WE MAY BE OVERLY OPTIMISTIC IN OUR STATEMENTS TO YOU ABOUT OUR BELIEFS AND EXPECTATIONS OF ANY PLAN OR EVENT ASSOCIATED WITH THESE FORWARD-LOOKING STATEMENTS. We use words like "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", "contemplate", "prospective", "attempt", "proposed", and similar expressions or terms, which you can interpret to identify these forward-looking statements.

     WE ADVISE YOU NOT TO PLACE TOO MUCH INFLUENCE OR RELIANCE ON OUR FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE ONLY GOOD ON THE DATE WE MADE THEM. WE UNDERTAKE NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS, OR ANY INFORMATION ASSOCIATED WITH THEM, IN ANY FUTURE FILINGS, SCHEDULES, OR REPORTS.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions on Form 10-QSB and in Regulation S-X (applicable to non-asset-backed, small business issuers) and do not include all of the information and footnotes that may be necessary for a complete presentation and evaluation of our financial position, results of operations, cash flows, and stockholders' deficit, in conformity with generally accepted accounting principles. In the opinion of our senior executive management, all adjustments considered necessary for a fair presentation of our results of operation and financial position have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months-ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

CARTOON ACQUISITION, INC.
AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CARTOON ACQUISITION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	September 30, 2005
	(Unaudited)	December 31, 2004

ASSETS

Current Assets
Cash and Cash Equivalents	$ -	$ -
Prepaid Expense	10	155

Total Current Assets	10	155

Other Assets		-
Office Equipment, less accumulated depreciation of
$47 and $0, respectively	3,302	-

TOTAL ASSETS	$ 3,312	$ 155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and Accrued Expenses	$ 15,814	$ 50
Notes Payable	13,420	-

Total Current Liabilities	29,234	50

Stockholders' Equity (Deficiency)
Preferred Stock, $0.0001 par value; 20,000,000
Shares Authorized, 0 shares issued and
Outstanding	-	-
Common Stock, $0.0001 par value; 100,000,000
Shares authorized, 200,001 shares issued and
Outstanding	20	20
Additional Paid-in Capital	399	399
Deficit Accumulated during the Development Stage	(26,341)	(314)

Total Stockholders' Equity (Deficiency)	(25,922)	105

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)	$ 3,312	$ 155

See Notes to Consolidated Financial Statements.

CARTOON ACQUISITION, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative During
			the Development
			Stage
	Nine Months-Ended		(September 25, 2003
	September 30,		to June 30, 2005)

	2005	2004

Cash Flows from Operating Activities
Net Loss	$ (26,027)	$ (103)	$ (26,341)
Depreciation and Amortization	47	-	47
Services Rendered for Common
Stock	-	20	144
Changes in Operating Assets and
Liabilities:
Prepaid Expense	145	(170)	(10)
Accounts Payable and Accrued
Expenses	15,764	(22)	15,814

Net Cash Provided by (Used in)
Operating Activities	(10,071)	(275)	(10,346)

Cash Flows from Investing Activities
Capital Expenditures	(3,349)	-	(3,349)

Cash Used in Investing Activities	(3,349)	-	(3,349)

Cash Flows from Financing Activities
Proceeds from Notes Payable	13,420	-	13,420
Company Expenditure Paid
by Company Attorney	-	275	275

Net Cash Provided by (Used in)
Financing Activities	13,420	275	13,695

Net Increase (Decrease) in Cash	-	-	-

Cash and Cash Equivalents,
Beginning of Period	-	-	-

Cash and Cash Equivalents, End of
Period	$ -	$ -	$ -

Supplemental Disclosures of Cash
Flow
Information:
Interest Paid	$ -	$ -	$ -

Income Taxes Paid	$ -	$ -	$ -

See Notes to Consolidated Financial Statements.

CARTOON ACQUISITION, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months-Ended		Nine Months-Ended
	September 30,		September 30,

					Cumulative
					During the
					Development
					Stage
					(September
					25,2003
					to September
	2005	2004	2005	2004	30, 2005

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
General and
Administrative	15,824	28	26,027	103	26,341

Total Expenses	15,824	28	26,027	103	26,341

Net Loss	$ (15,824)	$ (28)	$ (26,027)	$ (103)	$ (26,341)

Net Loss per Share,
Basic and Diluted	(0.08)	(0.00)	(0.13)	(0.00)

Weighted Average	200,001	200,001	200,001	100,001

See Notes to Consolidated Financial Statements.

CARTOON ACQUISITION, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months-ended September 30, 2005 and
2004 and for the Period September 25, 2003 (Inception)
to September 30, 2005 (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated financial statements as of September 30, 2005 and for the three and nine months-ended September 30, 2005 and 2004 and for the period September 25, 2003 (inception) to September 30, 2005 have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the periods ended September 30, 2005 and 2004. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited and were prepared by management. The results for the three and nine month-periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005. The balance sheet at December 31, 2005 will be derived from the financial statements at that date.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

     Cartoon Acquisition, Inc. ("Cartoon") was incorporated in the State of Delaware on September 25, 2003. Its totally held subsidiary, Rochester Pasta and Sports, Inc. was incorporated in the State of New York on August 4, 2005. Until March 20, 2006, Cartoon and RPS (collectively, the "Company") had no products or services; the Company was seeking assets, and/or a business to acquire or with which to merge.

     On May 4, 2004, the Company effected a reverse stock split of one share for each 1,240,000 shares held, thereby decreasing the number of issued and outstanding common shares from 1,240,000 to one. All references to shares and per share amounts in the accompanying financial statements have been presented retroactively to reflect this reverse split.

NOTE 3 - BASIS OF PRESENTATION

     The Company is being presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises." Since inception, the Company’s activities have been limited to organizational efforts and making filings with the Securities and Exchange Commission ("SEC").

     At September 30, 2005, the Company had negative working capital of $29,234 and a stockholders’ deficiency of $25,922. For the period September 25, 2003 (inception) to June 30, 2005, the Company incurred net losses of $26,341. Further, the Company failed to timely file periodic reports with the SEC subsequent to its filing of its Registration Statement on Form 10-SB on October 3, 2003. These factors create uncertainty as to the Company’s ability to continue as a going concern. The Company is making efforts to acquire a business with assets and operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

      At September 30, 2005, notes payable consist of:

Amount due M. H. T. of Brevard, Inc. and Michael H. Troso ("MHT") pursuant to a
Revolving Master Loan Agreement dated December 5, 2005 (which became effective on August 28, 2005) for borrowings by the Company during this period. The note is non-interest bearing and, pursuant to that certain loan agreement, is due and payable within five days following an unspecified change in control of Cartoon.
(Under that certain loan agreement between the Company and MHT, the Company borrowed an additional $21,675 from MHT between October 1, 2005 and March 8,
2006.)	$8,266

Amount due Heritage LTD, L. L. C., non-interest bearing, due July 29, 2005, extended
to December 31, 2006.	$2,000

Amount due E-Cap Ventures Corp. (a stockholder of DTG), simple interest at 10%,
due on change in greater than 55% control in Cartoon.	$2,000

Amount due Southward Investments, L. L. C. (a stockholder of DTG), interest at 10%,
due on change in greater than 55% control in Cartoon.	$1,154

Total Notes Payable (This Period)	$13,420

     In addition to the Company's notes payable, the Company has relied on advances from the Company's principal shareholder and his immediate family to conduct its ongoing operations. These advances are non-interest bearing and due and payable on the written demand of the principal shareholder and/or his family members.

NOTE 5 – INCOME TAXES

     No provision for income taxes has been recorded since the Company has incurred net losses since inception.

     At September 30, 2005, deferred tax assets consist of:

Net operating loss carry forward	$ 8,956
Less valuation allowance	(8,956)

Net	$____-_

Based on management’s present assessment, the Company has not yet determined if the deferred tax asset of $8,956, attributable to the future utilization of the $26,741 net operating loss carry forward as of September 30, 2005, will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in years 2023, 2024, and 2025 in the amounts of $184, $130, and $26,027, respectively.

     Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Change in Control - On January 25, 2005, the Company’s sole officer and director resigned as officer and director and sold 185,000 of the 200,000 shares of Company common stock owned by him to an unrelated third party for a promissory note in the amount of $100,000. This promissory note does not bear interest, was due on or before August 24, 2005, and is secured by the 185,000 shares of Company common stock.

That informal understanding between the holder and maker of that certain note provides for the automatic forbearance of the note; whereby, if unpaid, the due-date of the note will automatically be extended to December 31 in each successive year.

Delinquent SEC Filings - On May 2, 2005, the SEC sent a letter to Cartoon advising it that it was not in compliance with its reporting obligations under Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934; and, that if all of the reports Cartoon was obligated file under said sections of said Act were not filed within 15 days, Cartoon may be subject to administrative proceedings by the SEC in order to revoke its registration statement on Form 10-SB. Cartoon informed the SEC of the circumstances surrounding its delinquencies and indicated that it would use its best efforts to promptly file all such delinquent reports.

Finder's Agreement - Effective May 1, 2005, Cartoon entered into an agreement with an individual finder, Roy Hopkins (the "Finder"), for the Finder to use his best efforts to locate a qualified business entity or equity security interest in a qualified business entity, real property, or income-producing asset for acquisition by Cartoon. The term of that agreement was from May 1, 2005 to December 31, 2005. The agreement provides that if a transaction takes place prior to December 31, 2005 with a party introduced by the Finder during the term, the Finder will be entitled to a commission, depending on the value of the business or assets brought into Cartoon, of between one per cent (1%) and two and one-half per cent (2.5%) of the aggregate consideration. That agreement further provides that if a transaction is not consummated prior to December 31, 2005, the Finder shall only be entitled to a total commission of $5,000, which he may receive in cash or in shares of Cartoon common stock. The Finder and Cartoon's sole officer and director are copartners in Union First Capital Markets, G. P., a New York general partnership ("UFCM"); UFCM is also a creditor of Cartoon; whereby, it invoiced Cartoon a total of $1,980 in the nine month period-ended September 30, 2005 for services rendered to Cartoon in the form of SEC document processing and filing services.

NOTE 7 - SUBSEQUENT EVENTS

On or about September 30, 2005, Cartoon granted an individual, who resides in Florida and who is an existing lender to the Company, permission to apply for a loan from Capital One Bank, F. S. B. through Capital One Services, inc.; wherefrom, Cartoon obtained a line of credit in the form of a credit card from said bank. Cartoon made payments timely according to the bank's agreement between October 2005 and January 2006; however, on or about January 21, 2006, the individual who assumed responsibility for the Company's debt, cancelled his authorization to remain liable to the bank. Following his cancellation, the bank cancelled the loan and demanded full payment from the Company. The Company disputed the bill, as it was the OWNER of the account and as it was being deprived of the proceeds of its borrowings. As of February 23, 2008, there is no litigation pending or threatened against the Company; however, there is a collection proceeding pending against the Company's president for $3,664.85.

On November 1, 2005, the Company executed a letter of intent with Diamine Tech Group, Inc. ("DTG"), a Delaware corporation with nominal assets and no business. The letter of intent contemplated an Exchange Agreement whereby the Company and DTG stockholders exchange shares that would result in DTG’s stockholders receiving a total of approximately $55,555 of non-interest bearing promissory notes due 45 days from the closing and 7.5% of the total issued and outstanding shares of the combined company. The Exchange Agreement had to have been agreed upon by DTG’s board of directors and stockholders and would be subject to satisfaction of certain conditions precedent to closing. The Company’s purpose in consummating this transaction is to add a sufficient number of stockholders in order to ease regulatory approval of the quotation of its common stock on an electronic quotation system such as the OTC Bulletin Board.

On November 25, 2005, Cartoon executed and delivered a merger agreement with DTG; whereby, DTG merged with and into Cartoon. Cartoon survived the transaction and acquired 418 shareholders as the result of the merger. As consideration for the merger, Cartoon paid each DTG shareholder $0.0055 per share in the form of a negotiable promissory note payable to Southward Investments, L. L. C., a New York limited liability company, acting as the trustee for DTG's pre-merger shareholders. DTG's pre-merger shareholders received 0.75 share in Cartoon for each (1) share they held in DTG prior to the merger. Each Cartoon pre-merger shareholder received 47.54 shares in Cartoon, as the successor-in-interest to the merger, for each one share held by each of them prior to the merger. Contemporaneously with the merger, Cartoon effected a 51.396:1 forward split. Following the merger, Cartoon had 10,279,216 shares of its common stock held by 421 shareholders. The Note was due and payable on or before 45 days following the closing. The due-date has been extended by Southward three times beyond the date of the merger and is now due on or before December 31, 2008. To date, the Company has not filed any documents with the State of Delaware evidencing completion of the merger.

At November 25, 2005, the date of the merger, DTG had no business operations or identifiable assets or liabilities. Accordingly, goodwill of $63,264 (excess of $63,267 estimated fair market value of $55,555 promissory notes and 770,948 shares of Cartoon common stock over the $0 estimated fair value of DTG's identifiable net assets other than goodwill) will be written off as an impairment loss on the date of the merger.

On March 20, 2006, RPS acquired real property and improvements located in Melbourne, Florida. The purchase price was a $200,000 promissory note; the note bears simple interest at 7.5% and is payable in equal monthly installments of principal and interest on or before April 30, 2011. In addition, on March 20, 2006, RPS entered into a management agreement with the seller of the Melbourne, Florida real estate; whereby, RPS appointed the seller to serve on a non-exclusive basis as RPS' agent to manage and rent the property for a period of five years beginning on April 1, 2006. The management agreement may be terminated by either party on 30 days' written notice, provides for the seller's obligation to pay real estate taxes, utilities, and other maintenance expenses related to the property (from the rent collected, if any), and a management fee payable to the seller by RPS of $300 per month, as soon as funds would be available from the property's adjusted net revenues.

On March 20, 2006, RPS also acquired real property and improvements located in Rochester, New York. The purchase price was an $80,000 promissory note; the note bears simple interest at 7.5% and is payable in equal monthly installments of principal and interest on or before April 30, 2011. To that extent, also on March 20, 2006, RPS entered into a management agreement with the seller of the Rochester, New York real estate; whereby, RPS appointed the seller to serve on a non-exclusive basis as RPS' agent to manage and rent the property for a period of five years beginning on April 1, 2006. The management agreement may be terminated by either party on 30 days' written notice, provides for the seller's obligation to pay real estate taxes, utilities, and other maintenance expenses related to the property (from the rent collected, if any), and a management fee payable to the seller by RPS of $400 per month, as soon as funds would be available from the property's adjusted net revenues.

On March 22, 2006, Cartoon's Board of Directors informed RPS' Board of Directors to implement an amendment to RPS' Certificate of Incorporation and Bylaws; whereby RPS caused its duly authorized agent to change its name to Residential Income Properties, Inc. ("RIP"). As of the date of the board action and the amendment date, RIP was a totally held subsidiary of Cartoon.

On or about May 5, 2006, RIP, on the advice of and at the direction of the Rochester, New York seller's attorney, agreed to voluntarily terminate the purchase agreement, the note, and the management contract with the seller of the Rochester, New York property, because the warranties and representations of the seller of the Rochester, New York property were found by RIP to be wholly inaccurate. RIP elected not to litigate the matter against the seller, due to its limited financial capabilities and because it chose not to enter into protracted litigation, the result of which, ultimately, would not benefit RIP. Consequently, as the result of its voluntary termination of the purchase agreement, the note, and the management contract with the seller of the Rochester, New York property, RIP has no liability or obligation to the seller.

On or about August 11, 2006, the Company entered into an off-balance sheet arrangement with one of the Company's lenders. On September 12, 2005, Cartoon's president issued a promissory note to a Florida individual who is involved with Cartoon and with Montana Acquisition Corporation, a Delaware corporation ("Montana"), which is obligated to file reports with the SEC under Section 15(d) of the Exchange Act. Cartoon's president is also the sole officer, sole director, and principal shareholder of Montana. The principal amount of that note was $8,300 and is due and payable to the holder following the sale of five per cent or greater of the maker's stock in Montana. Pursuant to an authorization by Cartoon's board, for valuable consideration received by the Company, Cartoon issued a guaranty to the note holder on August 11, 2006.

On or about October 31, 2006, RIP voluntarily terminated its management contract with the seller of the Melbourne, Florida property. RIP properly delivered notice required by the management contract to terminate the agreement, because the Melbourne, Florida property was not rented and RIP unnecessarily continued to incur a monthly management expense of $300 per month. Following the termination of the management agreement, RIP owed the seller of the Melbourne, Florida property the sum of $2,100, which it charged to Cartoon and that Cartoon wrote off as a cost associated with exit or disposal activities.

On or about August 24, 2007, Cartoon directed RIP's Board of Directors to amend its Certificate of Incorporation in New York State to reflect a change in its capital structure. Cartoon, then, as RIP's sole shareholder, approved the action; whereby, RIP increased its authorized capital from 200 shares of common stock, no par value, to 250,000,000 shares, $0.0001 par value per share, and authorized RIP to issue 50,000,000 shares of preferred stock, $0.0001 par value per share.

On or about August 24, 2007, Cartoon's Board of Directors declared and paid a special, non-cash stock dividend to its shareholders. Under that transaction, Cartoon spun-off its totally held subsidiary, RIP, by issuing one share of RIP's common stock for each one share held by Cartoon's shareholders. There was no consideration offered or paid by Cartoon's shareholders for the RIP stock. For (U. S.) Internal Revenue Service purposes, the RIP stock issued to Cartoon's shareholders was at par, $0.0001 per share.

On or about August 28, 2007, RPS terminated its obligation to the seller of the Melbourne, Florida property, because the seller informed RPS that he transferred the property to a family member. The transfer of the real property and improvements was prohibited under the terms of the real estate purchase agreement. Consequently, RPS cancelled the note that operated concomitantly with that real estate purchase agreement. Because RPS did not breach the terms or conditions of the real estate purchase agreement, or the note, RPS has no obligation to the seller of the Melbourne, Florida property in this regard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

INTRODUCTION.

     The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we plan to operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

PLAN OF OPERATIONS.

     Cartoon Acquisition, Inc., a Delaware corporation, together with its totally held subsidiary, Rochester Pasta and Sports, Inc., a New York corporation fictitiously doing business as "C. D. Fanny's" (collectively, ""Cartoon," the "Company," "we," "us," or "our") presently intends to acquire the business and operations of "Grande's Italian Village" located at 448 Lyell Avenue in Rochester, New York, or, otherwise to effect a business combination with a qualified company with greater than minimal or no assets, in order to pursue its business objectives during the development stage. Our operations are conducted by a Board of Directors and senior executive management team that are comprised of the same individuals for our collective operations or operations-related objectives and plans.

     Contemporaneously with our attempts to become actively engaged in business and to no longer be classified as a "blank check company" and/or "shell company," it is essential that we timely and satisfactorily perform our reporting obligations to the SEC, which are required by us under Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934. We have been obligated to file these reports and other disclosures with the SEC since approximately November 25, 2003; however, due to severe limitations on our available working capital, we have not been able to timely file all of our current, quarterly, periodic, and annual reports with the SEC. It should be noted: In view of our delinquent filing status and our inability to heretofore, timely provide disclosures to our stockholders and the public, the SEC has been very kind in permitting us additional time to perform our legal obligations; especially, following their notice to us dated May 2, 2005; whereby, it informed us that if we did not make suitable arrangements with them to file our delinquent reports, it would initiate administrative proceeding pursuant to Section 12(j) of the Exchange Act to revoke our registration statement. We periodically remain in contact with the SEC and have made every attempt to remain current on our current reports and to catch up our delinquent reports, given the fact we have limited working capital with which to prepare our reports.

     While the transaction we arranged with the owners of "Grande's Italian Village" does not require us to immediately pay any "up-front" cash, the terms of that transaction will require us to arrange significant credit accommodations in order for us to be able to satisfy certain landlord-tenant obligations, utility services, local municipal and county filing and permit obligations (in Rochester and Monroe County, respectively), obligations to the New York State Liquor Authority related to the transference of the existing liquor and liquor-related licenses and permits, and initial, although minimal, food and beverage inventories.

     For the period covered by this report, without external assistance, we had limited or no cash and limited credit with which to continue in our development. Consequently, with the exception of an advance under a revolving loan agreement with M. H. T. of Brevard, Inc., a Florida corporation, we had to rely on our sole officer and director (and his immediate family) for financial support. For us to be able to fulfill any segment of our plan of operations, we need to obtain extremely favorable capital or credit accommodations in moderate amounts from qualified accredited investors or high-risk lenders. We may be unable to repay any credit accommodation and we may be unable to assure any investor that our stock, either in debt or in equity, will ever have any monetary value or that we will be capable of having our stock quoted on any electronic intermediary quotation system or traded on any regional or national exchange. It is the opinion of our Board of Directors that we will have to rely on the contributions from both our principal shareholder, Randolph S. Hudson, and his immediate family, or from sources with which he is acquainted, in order to continue as a going-concern in the near and long terms. Otherwise, we must be able to locate and qualify any said qualified investor or lender. Under either scenario, said financial assistance will be required for not less than 12 months beyond the date of this report, if not for a longer period.

     We entered into a revolving loan agreement with M. H. T. of Brevard, Inc., a Florida corporation, on or about December 5, 2005, which, retroactively, became effective on August 28, 2005. That certain loan agreement provided that MHT loan us $50,000 on a revolving basis. The advances under that loan agreement are non-interest bearing and all advances made under that loan agreement are due and payable following a change in our control. (We invite you to review the MHT Loan Agreement, which we are annexing as Exhibit 10.1 hereof. In addition, we are annexing a non-negotiable facsimile of the first not we issued to MHT under that loan agreement as Exhibit 10.2 hereof.) For the period covered by this report, we borrowed $8,266 to cover our general and administrative expenses during this stage in our development.

     In pursuance of our overall development objectives, especially, by our plan to acquire the operating asset represented in the form of "Grande's Italian Village," we are unable to rely on conventional methods of research and development. Firstly, in the matter of our seeking to pursue our previously stated business purpose of seeking to effect a business combination, or, otherwise to purchase an asset, we must rely on the best judgment of our sole officer and director and his capability (or lack thereof) to evaluate prospective candidates and make a final determination of which candidate would be best suited for us. There are no formulae or matrices by which to evaluate any specific candidate, other than by the established methods to evaluate any candidate by reviewing its due-diligence and financial information, to determine the target candidate's character and integrity, especially in respect of the candidate's pecuniary requirements when compared to our capability to perform fiscally on our obligations and promises. Then, if we were to consider positioning us for sale under a reverse merger to an existing company seeking to become publicly traded, again, there are no traditional or contemporary methods by which to gauge the marketplace or to prepare for such an event, other than for us to become fully compliant with the laws of the State of Delaware and with the rules and regulation of the SEC with regard to our formation, organization, and continuing corporate administration.

     In any business combination, share exchange, or asset acquisition between us and any third party, federal and state tax consequences will likely be major considerations to all parties concerned. Such transactions may be structured to result in "tax-free" treatment to all of the concerned parties. For our part, we would attempt to structure such business opportunities in a manner that will minimize the federal and state tax consequences both to our stockholders and to the stockholders of the target entity; however, there can be no assurance that the business opportunity will meet the statutory requirements of a "tax-free" reorganization (which is actually only a tax deferred transaction), or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse financial effect on our stockholders, depending on its fiscal position on the closing date of any such transaction.

     In any event, we do not anticipate that a secondary trading market will develop for our stock in any state until a business opportunity is consummated and until such date we will no longer be classified as a "blank check" or shell company and until we file all of our delinquent reports with the SEC. In conclusion, there can be no assurance that we will ever be able to file all of our delinquent reports with the SEC or that we will be able to close a business combination or acquisition of assets.

     We do not intend to undertake any further offering of our securities, either debt or equity, or to initiate a quotation of our securities on any electronic intermediary quotation system, until we successfully consummate a business combination and catch-up with the SEC by filing all of our delinquent reports.

     In view of our principal objectives at this time - to aggressively pursue our development by effecting a business combination, a share exchange, or, specifically, to purchase the asset represented by "Grande's Italian Village" - we expect to purchase the assets that consist of certain furnishings, fixtures, or equipment, and to assume the leasehold for the premises, presently located at 448 Lyell Avenue in Rochester, New York. While we have not yet formally agreed with the seller of "Grande's Italian Village," it is our intent to conduct further discussions with him in order to finalize the transaction, if we are able so to do. If we are unable to close the transaction with the seller of "Grande's Italian Village," we would be incapable of stating the specific acquisition or purchase of any other type of assets until such date that we physically come in to the possession of any such assets.

     For the present, our use of our principal stockholder's attorney's office is satisfactory for use as our principal executive office.

     If we are able to successfully consummate the "Grande's Italian Village" transaction, we expect to employ approximately one full-time manager and eight part-time employees in order to operate the restaurant and bar operation. However, if we do not close on the "Grande's Italian Village" transaction, and, if we do not enter into a business combination or otherwise acquire another asset, we do not expect any significant changes to the number of persons, contractors, or consultants in its employ.

     We only employ one person who serves as our sole officer and sole director. Presently, he is not compensated in either cash or stock, and, he has not been issued any options, warrants, or other cash or stock-related compensation or incentive plans.

     In addition, we employ an independent certifying accounting firm, which serves as our PCAOB-qualified principal certifying accountant.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES.

USE OF ESTIMATES.

     The preparation of our financial statements was done in accordance with accounting principles generally accepted in the United States and required our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues (from borrowings) and expenses during the reporting periods. Significant estimates made by our management include the useful life of our minimal assets. Actual results will differ from these estimates.

RESULTS OF OPERATIONS.

NINE MONTHS-ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS-ENDED SEPTEMBER 30, 2004.

     The following table provides an overview of certain key factors of our financial condition and results from operations for the nine months-ended September 30, 2005 as compared to the nine months-ended September 30, 2004:

Nine Months-Ended September 30,

	2005	2004
Total Assets and Liabilities	$ 3,312	$ 155
Stockholders' Equity (Deficiency)	$ (29,341)	$ 105
Revenue	$ -	$ -
Total Expenses	$ 15,824	$ 28
Net Loss	$ (26,027)	$ (103)
Net Loss per Share, Basic	(0.08)	(0.00)
Services Rendered for Common
Stock	$ -	$ 20
Accounts Payable and Accrued
Expenses	$ 15,764	$ (22)
Net Cash Provided by (Used in)
Operating Activities	$ (10,071)	$ (275)
Capital Expenditures	$ (3,349)	$ -
Cash Used in Investing Activities	$ (3,349)	$ -
Net Cash Used in Financing
Activities	$ 13,420	$ 275
Net Increase (Decrease) in Cash	$ -	$ -
Cash and Cash Equivalents,
Beginning of Period	$ -	$ -
Cash and Cash Equivalents, End
of Period	$ -	$ -

REVENUES.

     For the period this report, we continue to operate as a development-stage company; thus, for the nine months-ended September 30, 2005, we are not reporting any revenue. Similarly, we did not report any revenue for the nine months-ended September 30, 2004. Primarily, these factors are due to our being in the development stage and because we have not effected a business combination or the acquisition of a qualified asset. Our cash flows were derived from borrowings.

TOTAL OPERATING EXPENSES.

     General and Administrative Expense. For the nine months-ended September 30, 2005, general and administrative expenses were $26,027 as compared to $103 for the nine months-ended September 30, 2004, an increase of $25,924. As we continue to operate as a development-stage enterprise, for the nine months-ended September 30, 2005 and 2004, general and administrative expenses consisted of ongoing organizational costs,; specifically, accounting, postage, SEC document preparation and filings, and travel.

NET LOSS.

     Our net loss was $26,027, or a basic net loss per share of $0.13, for the nine months-ended September 30, 2005 compared to $103, or a basic net loss per share of less than one cent, for the nine months-ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES.

     As of September 30, 2005, we did not have any cash-on-hand and no cash equivalents. However, we did have a credit for a prepaid expense during the period reported hereby of $10.

     Net cash used in operating activities was negative $10,071 for the nine months-ended September 30, 2005 as compared to net cash used in operating activities of negative $275 for the nine months-ended September 30, 2004. For the nine months-ended September 30, 2005, we used borrowings to fund our net loss of $26,027, offset by non-cash items such as a depreciation expense of $47, amortization of prepaid expenses of $145 and accounts payable and accrued expenses of $15,764. For the nine months-ended September 30, 2004, we used borrowings to fund our net loss of $20, offset by non-cash items such as stock purchases of $20, prepaid expenses of negative $170 and accounts payable and accrued expenses of negative $22. For the period this report, we had no provisions for (a) stock-based consulting, except for the unexercised and/or undetermined finder's fee to Roy Hopkins for $5,000, (b) doubtful accounts, (c) the payment or forfeiture of officers' compensation, (d) the payment or forfeiture of directors' fees, as well as (e) other non-cash items such as (1) changes in assets and liabilities of $3,157.

     Net cash used in investing activities for the nine months-ended September 30, 2005 was negative $3,349 as compared to net cash used in investing activities of $0 for the nine months-ended September 30, 2004.

     Net cash provided by financing activities for the nine months-ended September 30, 2005 was $13,420 as compared to $275 for the nine months-ended September 30, 2004, an increase of $13,145. For the nine months-ended September 30, 2005, net cash provided by credit accommodations received from (a) our President, Randolph S. Hudson, (b) the immediate family of our principal stockholder, Randolph S. Hudson, and (c) from an individual conducting business as a Florida corporation under a revolving loan agreement. For the nine months-ended September 30, 2004, net cash provided by financing activities related to proceeds from payments made by our then former principal stockholder, James W. Margulies.

     Because we are a company in the development stage, from time to time, we may evaluate potential acquisitions involving complementary businesses, services, products or technologies. Our future capital requirements will depend on many factors, including acquisitions, if any, economic conditions, and other factors, which, undoubtedly, will include the results of future operations, if any. Any such future business acquisition or business combination would require additional funding, either through the sale of our common stock or from other funding sources. There can be no assurances that any such capital or credit accommodations will be available to us now or in the future.

     Unless we consummate the transaction with the seller of "Grande's Italian Village", there are no present plans to hire any additional personnel in connection with our planned future operations. However, if, in fact we acquire any future operations and expand, we can expect to hire additional personnel to meet those needs; in fact, we may enter into full-time employment agreements with our president or others to oversee our operations. The number of employees that may be hired will be determined by the expansion of our present business or our entry into other business ventures. The number of employees actually hired will be based on our ability to support the increased cost through cash flow generated by such business or from the proceeds of additional capital or credit accommodations.

SUBSEQUENT EVENTS REGARDING ACCOUNTING PRONOUNCEMENTS.

     In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

     In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

     We do not expect any changes in our current business model or the reservation for a contingency in our plan of operation, as stated hereinabove, within six-months following the period of this report to provide for any aspect of seasonality, which would materially or adversely effect our financial condition.

Off-balance Sheet Arrangements.

     For the quarter-ended September 30, 2005, we did not classify any liability or obligation as an off-balance sheet arrangement. For the period of this report, our President does not foresee the need to enter into a transaction during the forthcoming quarterly period, which transaction could be classified as an off-balance sheet transaction.

ITEM 3. CONTROLS AND PROCEDURES.

     We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. The purposes of these controls and procedures are to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations, and, that such information is accumulated and communicated to our senior executive management; specifically, to our chief executive officer and our chief financial officer. A further assurance of these controls and procedures is to allow timely decisions regarding the content and accuracy thereof required to be provided in any given disclosure.

     The date we filed this report was significantly beyond the SEC's due-date. Consequently, we have filed other reports before we filed this report. Our chief executive officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act on a date beyond significantly beyond the period covered by this report. Based on his evaluation, he concluded that our disclosure controls have been effective, with the single exception of the fact that we do not have the money required to timely prepare and file our reports with the SEC. (We previously reported this fact to the SEC in one or more reports that we filed on a date prior to the filing date of this report, however subsequent to the period of this report.) Otherwise, all of our information pursuant to these controls and procedures is true, correct, and complete for the periods and as at the dates, we file such reports, respectively.

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

     Our senior executive management does not expect that our internal controls and procedures will deter or prevent all errors and all fraud. Any control system, no matter how well conceived and executed, can provide only reasonable - not absolute - assurance that the objectives of these procedures and systems are met. Further, the design of any control system must reflect the fact that there are constraints on physical and fiscal resources, as any such benefits from any system of controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our control issues and any random or repeated instance of fraud, if any, have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of or temporary exemption from any such control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Certifications by Our Chief Executive Officer and Our (Acting) Chief Financial Officer. Appearing immediately following the signature section of this report are certifications by our chief executive officer and by our chief financial officer, respectively, required by Section 302 of the Sarbanes-Oxley Act of 2002. This section this report that you are currently reading is the information concerning the review of certain of the controls and procedures referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2005.

ITEM 5. OTHER INFORMATION.

INFORMATION REQUIRED BY FORM 8-K.

     Certain instructions for Item 5 of Form 10-QSB require us to disclose certain information that, ordinarily, was required to have been reported on one or more current reports on Form 8-K, as such events became known to us. We are filing this report on Form 10-QSB, and, because we have been experiencing limitations on our available working capital, it was not possible for us to sooner file this report or certain (then) current reports on Form 8-K, or, we did not provide full disclosure for some of the events disclosed under this item fifth in our previous reports.

     (References to item numbers in the following headings refer to the corresponding item number on Form 8-K.)

Item 1.01. Entry into a Material Definitive Agreement.

A. AS TO THE MHT LOAN AGREEMENT.

     We entered into a master loan agreement with Michael H. Troso, a Florida individual, and M. H. T. of Brevard, Inc., a Florida corporation, collectively, the lender, on December 5, 2005. Due to the nature of one or more borrowings we made in reliance of our understanding with the lender, the effective date of that loan agreement is deemed to be August 28, 2005. The term of the loan agreement is five months from the execution date thereof. (We encourage the readers of this report to review that loan agreement; we are annexing it as Exhibit 10.1 hereof.)

     Subject to the accuracy of our mutual and several representations and warranties with the lender, and set forth in that certain loan agreement, the principal provisions of that loan agreement are:

1) Effective Date. The date of the loan agreement is December 5, 2005, but it became effective on August 28, 2005, because the lender advanced us certain sums between August 28, 2005 and December 5, 2005, pursuant to our general understanding as to the structure and terms of the future loan agreement.

2) Revolving Advances. The terms of the loan agreement permit us to borrow random sums from the lender, depending on our need for funds and for our understanding that said advances would be used for approved payments (i.e., approved general and administrative expenses, such as accounting fees, travel, operating expenses, legal fees, etc.), up to $50,000, on a revolving basis throughout the valid term of the agreement. Following any advance to us against the principal amount available, less previous advances, we are obligated to issue a promissory note to the lender. If we "overadvance," or, that is to say, if we exceed the maximum dollar amount of advances under the loan agreement, we must escrow certain assets or cash to serve as collateral to the lender to secure the overadvance, if any.

3) Interest Rate. We are not obligated to pay any interest to the lenders under the terms of the loan agreement, unless any amounts borrowed from the lender are past due, pursuant to the specific payment terms stated in the loan agreement.

4) Payment of Loan and/or Advances to Lenders. All amounts due under the loan agreement and evidenced by periodic promissory notes that we are to issue to the lender and that are, individually and/or collectively, due the lender not later than five (5) days following a definitive change in our control. By the definitions stated in the loan agreement, a "change of control" is deemed to occur " at such time as a 'person' or 'group' (within the meanings of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), other than current stockholders of the Borrower and their Affiliates, directly or indirectly, or more than 90% of the total voting power of all classes of stock then outstanding of Borrower normally entitled to vote in the election of directors." (Certain terms used in the quotation may be located in that certain loan agreement, which is annexed as Exhibit 10.1 hereof.)

5) Our Disclosure Obligations to the Lender.

a) SEC Filings and Reports. Pursuant to the loan agreement's terms, we are obligated to provide notification to the lender, at their (collectively, its) expense, of any filing we make with the SEC, as soon as the same are filed, to continue for the term of the loan agreement.

b) No Release of Accounting Information to Lender. Pursuant to the terms of that certain loan agreement, we instructed our certifying and non-certifying accountants to NOT communicate with the lender and to NOT provide the lender with our accounting information, as any such information is "non-public information" and may not be provided to persons outside of the purview of Regulation F-D, without our express written consent. We did not offer or provide any such written consent or authorization to either the lender or, collectively, to our accountants, respectively.

6) Loan-Related Fees. No persons, including the lender, are entitled (a) to any closing fees, (b) to any financial examination, documentation, or appraisal fees, (c) to any servicing or processing fees, or (d) to any finder's fees in regard to the revolving loan, the loan advances, or under the loan agreement.

7) Registration Rights. We did not extend any type of registration rights to the lender, in association with our obligation to the lender under the loan agreement, or the evidences of indebtedness promulgated thereby.

8) Termination of Agreement; Early Termination. We have the option, on ten days' written notice to the lender, to terminate the loan agreement. If we terminate the loan agreement, we must first pay all of our advances (evidenced by our promissory notes) in full prior to the effect of any such early termination. Under certain circumstances that are more clearly defined in the loan agreement, we must pay a $1,000 early termination fee to the lender.

     We are obligated under other terms and conditions under that certain loan agreement that we are not disclosing in this section. (We urge the readers hereof to examine the loan agreement, which is annexed as Exhibit 10.1 hereof.) The readers hereof should note that certain terms and specific conditions (not stated above) are enforceable against us by the lender. In our opinion, there are no other rights under that certain loan agreement that would allow any third party to exercise any benefits or enforce any terms or conditions against us under the loan agreement.

     There are certain relationships that exist between the lender and us and, between the lender, our principal stockholder, his affiliates, other than in respect of the loan agreement and us. To avoid confusion in respect of repeated or duplicate information, we are disclosing information as to these certain relationships under Item 5, Section 5.06 of this report. The readers of this report are encouraged to review that information.

Item 2.01. Completion of Acquisition of Assets.

A. FORMATION AND ORGANIZATION OF A SUBSIDIARY.

     On August 4, 2005, our Board of Directors directed our President to form "Rochester Pasta and Sports, Inc." as a New York domestic, for-profit corporation. As a condition of its incorporation, RPS was authorized to issue 200 shares of common stock, no par value per share, and no shares of preferred stock. [A facsimile of RPS' Certificate of Incorporation is annexed hereto as Exhibit 21.1 hereof.] Following RPS' incorporation, we claimed beneficial ownership of all of the authorized (and issued) shares in RPS.

     The reason we initially formed RPS was to acquire a restaurant and bar operation in Rochester, New York named "Grande's Italian Village." To that extent, we caused RPS to file a fictitious business name statement with the State of New York, whereby RPS would trade as "C. D. Fanny's" in Monroe County, New York. [A facsimile of RPS' Certificate of Assumed Name is annexed hereto as Exhibit 21.2 hereof.]

     We intended to buy the restaurant and bar operation from Michael P. Grande. In addition to Mr. Grande serving as a founding director and incorporator of RPS, Mr. Grande maintains a certain relationship with our President and with other companies that are owned by our principal stockholder, Randolph S. Hudson. We encourage you to read about these certain relationships between Mr. Grande, Mr. Hudson, and Mr. Hudson's affiliate companies in Item 5, Section 5.06 of this report.

     Following RPS' incorporation, our Board of Directors nominated and appointed our President to serve as RPS' President, Acting Secretary, and Acting Treasurer. Mr. Hudson will serve in those positions pursuant to RPS' Certificate of Incorporation and in observance of RPS' Bylaws until he is replaced by a qualified successor (to each of one or more of his offices), or, until he is voluntarily or involuntarily terminated by our Board of Directors or by any action by our stockholders, or, until he is otherwise removed by operation of law. [A facsimile of the RPS' Bylaws is annexed hereto as Exhibit 21.3 hereof.]

     Following RPS' incorporation and the subsequent diligent evaluation of our President, we decided not to follow-through with the acquisition of "Grande's Italian Village." The decision by our Board of Directors was based on the principal fact that the risks and liabilities that we would incur could not be outweighed by the future benefits, if any, by our ownership of that restaurant and bar operation.

     There was no consideration, in the traditional sense, related to the acquisition of this asset; however, we were liable for certain state filing fees and fees associated with the retention of a registered agent and document handling fees associated therewith.

     There is no financial information available on RPS to be reported pursuant to Instruction 5 under Item 2.01 of Form 8-K and none will be filed as an exhibit to this report.

       We are not requesting confidential treatment for any part of this transaction.

Item 2.03. Creation of a Direct Financial Obligation.

A. AS TO THE MHT LOAN AGREEMENT.

     Our President determined that we created a direct financial obligation to Michael H. Troso, a Florida individual, and M. H. T. of Brevard, Inc., a Florida corporation, collectively, by entering into that certain loan agreement with the lenders effective August 28, 2005.

     The terms of the loan agreement permit us to borrow random sums from the lender on a revolving basis up to $50,000 throughout the valid term of the agreement. Following any advance to us against the principal amount remaining available (i.e., less previous advances, plus payments, if any), we are obligated to issue a promissory note to the lenders.

     The specific direct financial created during the period covered by this report was that of our first advance under the loan agreement for $8,267.

     Under the terms of the loan agreement, we are not obligated to pay any interest to the lenders for any advances thereunder, unless any amount borrowed from the lenders is past due.

     The first amount due the lenders under the loan agreement, evidenced by said promissory note, is payable on a date not later than five days following a definitive change in our control. (By the definition stated in the loan agreement, the term "change of control" is defined as an event, if and when it was to occur "at such time as a 'person' or 'group' (within the meanings of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), other than current stockholders of the Borrower and their Affiliates, directly or indirectly, or more than 90% of the total voting power of all classes of stock then outstanding of Borrower normally entitled to vote in the election of directors." (Certain terms used in the quotation may be located in that certain loan agreement, which is annexed as Exhibit 10.1 hereof.) The change in our control is the only event that would accelerate the payment of the obligation and the default interest that would accrue in the event we did not pay the lenders following a change in our control is the only event that could increase the amount of the obligation (except for additional, future advances by us against our credit from the lender).

     Our Audit Committee determined this obligation represented by our borrowings from the lenders under the loan agreement is a "long-term debt obligation," as that term is defined in Item 303(a)(5)(ii)(A) of Regulation S-K (17 CFR 229.303(a)(5)(ii)(A)) . In addition, because we consider the proceeds from this obligation to be working capital, and, because we prepare our accounting in regard to this type of debt using the "operating cycle concept" for debt that exceeds one year, readers should be informed that we rely on the methods pronounced in Accounting Research Bulletin No. 43, Chapter 3A, Working Capital.

B. AS TO OUR SUBSIDIARY, ROCHESTER PASTA AND SPORTS, INC.

     Our President determined that the formation of our subsidiary, Rochester Pasta and Sports, Inc., a New York corporation, created a direct financial obligation for which we became obligated beginning on August 4, 2005.

     While there is no specific agreement under which we are directly obligated in regard to the formation and organization of RPS, and, while we intend to report the accounting of RPS on a consolidated basis (as opposed to an off-balance sheet arrangement), our Audit Committee has determined that it is likely we may be liable for (a) the decisive responsibility for the payment of franchise and use taxes assessed against New York corporations by the New York State Tax Commission, (b) the decisive responsibility for the payment of (various) state and U. S. Federal income taxes in the event RPS is incapable of paying any such taxes (on any income RPS may derive from its business operations, if any), and (c) the decisive responsibility for the payment of sales and/or use taxes that may be imposed on income from RPS' future operations, if any.

     The ultimate liability for any such taxes taxes and the required payment for other accruals and charges related to the continued good standing RPS in New York and elsewhere, might be considered a contingent liability to us.

     We are unable to predict the amount of any future obligations in regard to RPS, other than the minimum franchise tax and annual corporation statement fees due the State of New York for the continued good standing of RPS.

     Moreover, if RPS engages in any ongoing business enterprise or enters into a qualified business combination transaction, RPS will incur state and U. S. Federal income taxes and possibly municipal or state sales tax (depending on the rules and regulations of the municipal taxing authorities where RPS will conduct its business, if any), all such taxes for which we may, ultimately, become liable. The New York Law applicable to stockholders of for-profit corporations generally states that the stockholders of any corporation shall become liable for any taxes or other state fees that remain unpaid by any such New York corporation.

     A greater concern to us as to our non-payment of the RPS taxes, is that of the prospective, consequential personal liability to our officers, directors, and stockholders, pursuant to respective New York and Delaware tax laws, accordingly.

     For 10-QSB Item 5.6. Other Events.

Certain Relationships and Related Transactions.

     During the period covered by this report, our Board of Directors determined the following transactions represent "certain relationships," as that term and the related transactions are defined in Item 404 of Regulation S-B (17 CFR 228.404) .

     For the period of this report, we were not a subsidiary of any parent company; however, we did form a subsidiary named Rochester Pasta and Sports, Inc., which fictitiously conducts business as C. D. Fanny's in Rochester, New York.

1. During March 2005, we utilized the services of Union First Capital Markets, a New York general partnership ("Union First"). As of the date of this report, our officer, director, and principal stockholder, Randolph S. Hudson, was a general partner of Union First, together with Roy Hopkins, the partnership's remaining general partner. Under that certain transaction with Union First, we are obligated to pay Union First for its fees billed us for administrative services. We did not solicit competitive bids from any other individual or entity to complete the work performed by Union First. We believe that Union First's work was competitive and the fees were commercially reasonable for such services by non-related individuals or entities. We do not deem either Mr. Hopkins or Union First to be a "promoter", as that term is defined in the SEC's rules and regulations.

2. We entered into a finder's agreement with Roy Hopkins; whereunder, in exchange for a commission (to become payable in cash or in stock, at Mr. Hopkins' option), Mr. Hopkins agreed to locate and identify a suitable and qualified candidate that could enter into a business combination with us or otherwise that would sell us qualified assets. In that transaction, we did not solicit competitive bids from any other party. We deemed the transaction to be fair and commercially reasonable in comparison to similar services offered by non-related individuals or entities. We do not deem Mr. Hopkins to be a "promoter," as that term is defined in the SEC's rules and regulations.

3. There exists a material relationship between Michael H. Troso and us. In addition to his being one of our lenders, Mr. Troso extended certain personal loans to Mr. Hudson totaling approximately $9,300 in September 2005. In addition, Mr. Troso is engaged in a business venture with another public company that Mr. Hudson controls, the name of which is Montana Acquisition Corporation (SEC CIK 0001124043). On or about September 5, 2005,

Mr. Troso entered into a transaction with Mr. Hudson; whereby M. H. T. of Brevard, Inc., a Florida corporation, and, itself, another of our lenders, agreed to purchase Mr. Hudson's stock in Montana under a private securities transaction. (We should indicate that Michael P. Grande, another individual with whom our officer, director, and principal stockholder and us have a certain relationship. It was our understanding at the time that Mr. Grande was a principal stockholder of MHT together with Mr. Troso and that Mr. Grande was an officer and director of MHT, too.)

4. There exists a relationship between Michael P. Grande and Randolph S. Hudson, our officer, director, and principal stockholder. Mr. Grande introduced Mr. Troso to Mr. Hudson on or about August 28, 2005. In addition, Mr. Grande was a founding incorporator and director (for incorporation purposes) of our subsidiary, Rochester Pasta and Sports, Inc., a New York corporation. Furthermore, when we were investigating the possibility of acquiring "Grande's Italian Village" in Rochester, New York, Mr. Grande was the owner and prospective seller of that restaurant and bar operation. Additionally, it was our understanding that Mr. Grande was a senior executive officer, director, and principal stockholder of M. H. T. of Brevard, Inc., a Florida corporation, which is one of our lenders.

5. Although, as a matter of policy, we do not prefer to enter into any transactions with members of our senior executive management, or nominees for such positions, it should be noted: during the quarterly period covered by this report, we utilized a business office at the Law Offices of Stephen D. Rogoff, Esq., the law firm that represents Randolph S. Hudson, our officer, director, and principal stockholder. Mr. Rogoff permitted our use of the office at no charge or expense to us; provided, that Mr. Hudson continue to remain our principal stockholder and only until we could arrange other suitable accommodations.

6. Although, as a matter of policy, we do not prefer to enter into any transactions with members of our senior executive management, or nominees for such positions, it should be noted: as the result of the absence of suitable or acceptable capital or credit accommodations, it has been necessary for us to borrow money, interest-free, from Randolph S. Hudson, our officer, director, and principal stockholder, and from his immediate family, in order to continue as a going concern. Said borrowings are reflected as advances from our stockholders on our statements of financial condition and are unsecured. We foresee the need to continue to rely on Mr. Hudson and his family in the 12-month period following the date of this report.

     The Registrant is not aware of any other transaction that could be deemed to comprise a certain relationship or related transaction, as those phrases are defined in Item 404 of Regulation S-B.

Item 6. Exhibits.

     Listed below are the exhibits we are filing as integral parts of this report. We consider the information in this report, and the information contained in each of the following exhibits, to be "filed" pursuant to that term's definition in the Securities Exchange Act of 1934.

     In addition, where we refer to the same document in more than one section or item of this report, we are omitting certain documents that could be considered to be recurring exhibits in reliance on the exclusion permitted by Section 240.12b -31 of the Exchange Act (17 CFR 240.12b -31).

Exhibit No.	Description of Exhibit

10.1	MHT and Troso Master Loan Agreement
10.2	Promissory Note dated December 5, 2005
21.1	Subsidiary's Certificate of Incorporation
21.2	Subsidiary's Certificate of Assumed Name
21.3	Subsidiary's Bylaws
31.1	Rule 13a-14(a)/15d-14(a) Certification by CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification by CFO
32.1	Section 1350 Certification by CEO
32.2	Section 1350 Certification by CFO

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, we duly caused this report to be signed by our President on our behalf.

By Order of the Board of Directors:

Dated: March 24, 2008 for the Quarterly Period-Ended September 30, 2005.